Form 10-Q
period 2007-07-01
BWAY Holding CO; BWAY CORP
filed 2007-08-14
CIK 1392179, 943897

As Filed with the Securities and Exchange Commission on August 14, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

July 1, 2007

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-33527	BWAY Holding Company (A Delaware Corporation) 8607 Roberts Drive Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	55-0800054

001-12415	BWAY Corporation	36-3624491
(A Delaware Corporation) 8607 Roberts Drive Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant
BWAY Holding Company	Yes ☐ No ☒

BWAY Corporation	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
BWAY Holding Company			☒
BWAY Corporation			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

(Response applicable to all registrants).

Registrant	Description of Common Stock	Shares Outstanding at August 10, 2007
BWAY Holding Company	Par Value $0.01 per share	21,593,856
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended July 1, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BWAY HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	July 1, 2007	October 1, 2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$10,048	$50,979
Accounts receivable, net of allowance for doubtful accounts of $1,906 and $1,702	136,544	115,986
Inventories, net	93,349	80,441
Income taxes receivable	8,969	7,291
Deferred tax assets	2,772	4,038
Other	7,060	4,842

TOTAL CURRENT ASSETS	258,742	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	138,775	142,944

OTHER ASSETS
Goodwill	251,585	248,687
Other intangible assets, net	161,405	166,201
Deferred financing costs, net of accumulated amortization of $5,611 and $4,029	9,527	10,952
Other	2,613	1,384

TOTAL OTHER ASSETS	425,130	427,224

TOTAL ASSETS	$822,647	$833,745

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$122,558	$118,939
Accrued salaries and wages	13,645	13,856
Accrued interest	5,845	9,837
Accrued rebates	10,252	11,091
Current portion of long-term debt	1,820	20,506
Other	18,153	18,360

TOTAL CURRENT LIABILITIES	172,273	192,589

LONG-TERM DEBT	427,396	419,495

OTHER LIABILITIES
Deferred tax liabilities	60,350	71,292
Other	22,851	22,886

TOTAL OTHER LIABILITIES	83,201	94,178

TOTAL LIABILITIES	682,870	706,262

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized at July 1, 2007; no shares issued	—	—
Common stock, $0.01 par value, 200,000,000 and 23,995,088 shares authorized; 21,589,242 and 20,524,708 shares issued and outstanding	216	205
Additional paid-in capital	119,000	106,151
Retained earnings	19,801	21,624
Accumulated other comprehensive income (loss)	760	(497)

TOTAL STOCKHOLDERS’ EQUITY	139,777	127,483

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,647	$833,745

The accompanying Notes to Unaudited Consolidated Financial Statements as they relate to BWAY Holding Company are an integral part of these statements.

BWAY HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
NET SALES	$269,532	$242,675	$706,179	$669,467

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	236,695	204,889	607,383	583,891
Depreciation and amortization	11,532	10,112	34,107	30,449
Selling and administrative expense	21,448	4,833	31,939	14,391
Public offering expense (Note 1)	9,210	—	9,527	—
Restructuring charge (adjustment)	29	338	(135)	533
Interest expense, net	9,630	8,441	28,353	24,952
Other expense, net	369	188	956	909

TOTAL COSTS AND EXPENSES	288,913	228,801	712,130	655,125

(LOSS) INCOME BEFORE INCOME TAXES	(19,381)	13,874	(5,951)	14,342
(Benefit from) provision for income taxes	(9,744)	4,564	(4,128)	4,721

NET (LOSS) INCOME	$(9,637)	$9,310	$(1,823)	$9,621

NET (LOSS) INCOME PER SHARE (NOTE 7)
Basic	$(0.46)	$0.45	$(0.09)	$0.47

Diluted	(0.46)	0.37	(0.09)	0.38

The accompanying Notes to Unaudited Consolidated Financial Statements as they relate to BWAY Holding Company are an integral part of these statements.

BWAY HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,823)	$9,621
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	22,238	20,696
Amortization of other intangible assets	11,869	9,753
Amortization of deferred financing costs	1,585	1,595
Provision for doubtful accounts	209	177
Loss on disposition of property, plant and equipment	273	358
Utilization of acquired deferred tax asset	—	1,659
Deferred income taxes	(9,672)	(7,290)
Stock-based compensation expense	10,559	914
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(17,593)	(10,950)
Inventories	(10,420)	(4,584)
Other assets	(3,464)	(4,333)
Accounts payable	2,012	11,490
Accrued and other liabilities	(8,929)	(6,837)
Income taxes	(2,808)	(2,486)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,964)	19,783

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,088)	(20,342)
Business acquisitions	(6,014)	—
Other	76	725

NET CASH USED IN INVESTING ACTIVITIES	(24,026)	(19,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facility	7,000	—
Repayments of term loans	(20,402)	(30,000)
Proceeds from stock option exercises	2,839	—
Increase in unpresented bank drafts in excess of cash available for offset	—	735
Principal repayments under capital leases	(154)	(182)
Financing costs	(99)	—

NET CASH USED IN FINANCING ACTIVITIES	(10,816)	(29,447)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(125)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,931)	(29,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,979	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,048	$22,608

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$30,769	$28,450
Income taxes	8,084	12,838
Detail of business acquisitions:
Fair value of assets acquired	10,850	—
Liabilities assumed	(4,836)	—

Cash paid for business acquisitions	6,014	—

Non-cash investing and financing activities Amounts owed for capital expenditures	822	1,261

The accompanying Notes to Unaudited Consolidated Financial Statements as they relate to BWAY Holding Company are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	July 1, 2007	October 1, 2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$10,048	$50,979
Accounts receivable, net of allowance for doubtful accounts of $1,906 and $1,702	136,544	115,986
Inventories, net	93,349	80,441
Income taxes receivable	8,969	7,291
Deferred tax assets	2,772	4,038
Other	7,060	4,842

TOTAL CURRENT ASSETS	258,742	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	138,775	142,944

OTHER ASSETS
Goodwill	251,585	248,687
Other intangible assets, net	161,405	166,201
Deferred financing costs, net of accumulated amortization of $5,611 and $4,029	9,527	10,952
Other	2,613	1,384

TOTAL OTHER ASSETS	425,130	427,224

TOTAL ASSETS	$822,647	$833,745

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts Payable	$122,558	$118,939
Accrued salaries and wages	13,645	13,856
Accrued interest	5,845	9,837
Accrued rebates	10,252	11,091
Current portion of long-term debt	1,820	20,506
Other	18,153	18,360

TOTAL CURRENT LIABILITIES	172,273	192,589

LONG-TERM DEBT	427,396	419,495

OTHER LIABILITIES
Deferred tax liabilities	60,350	71,292
Other	22,851	22,886

TOTAL OTHER LIABILITIES	83,201	94,178

TOTAL LIABILITIES	682,870	706,262

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER’S EQUITY
Preferred stock, $0.01 par value, 500 and 5,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 2,500 and 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	125,742	112,882
Retained earnings	13,275	15,098
Accumulated other comprehensive income (loss)	760	(497)

TOTAL STOCKHOLDER’S EQUITY	139,777	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$822,647	$833,745

The accompanying Notes to Unaudited Consolidated Financial Statements as they relate to BWAY Corporation are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
NET SALES	$269,532	$242,675	$706,179	$669,467

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	236,695	204,889	607,383	583,891
Depreciation and amortization	11,532	10,112	34,107	30,449
Selling and administrative expense	21,448	4,833	31,939	14,391
Public offering expense (Note 1)	9,210	—	9,527	—
Restructuring charge (adjustment)	29	338	(135)	533
Interest expense, net	9,630	8,441	28,353	24,952
Other expense, net	369	188	956	909

TOTAL COSTS AND EXPENSES	288,913	228,801	712,130	655,125

(LOSS) INCOME BEFORE INCOME TAXES	(19,381)	13,874	(5,951)	14,342
(Benefit from) provision for income taxes	(9,744)	4,564	(4,128)	4,721

NET (LOSS) INCOME	$(9,637)	$9,310	$(1,823)	$9,621

The accompanying Notes to Unaudited Consolidated Financial Statements as they relate to BWAY Corporation are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,823)	$9,621
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	22,238	20,696
Amortization of other intangible assets	11,869	9,753
Amortization of deferred financing costs	1,585	1,595
Provision for doubtful accounts	209	177
Loss on disposition of property, plant and equipment	273	358
Utilization of acquired deferred tax asset	—	1,659
Deferred income taxes	(9,672)	(7,290)
Stock-based compensation expense	10,559	914
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	(17,593)	(10,950)
Inventories	(10,420)	(4,584)
Other assets	(3,464)	(4,333)
Accounts payable	2,012	11,490
Accrued and other liabilities	(8,929)	(6,837)
Income taxes	(2,808)	(2,486)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,964)	19,783

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,088)	(20,342)
Business acquisitions	(6,014)	—
Other	76	725

NET CASH USED IN INVESTING ACTIVITIES	(24,026)	(19,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facility	7,000	—
Repayments of term loans	(20,402)	(30,000)
Proceeds from stock option exercises	2,839	—
Increase in unpresented bank drafts in excess of cash available for offset	—	735
Principal repayments under capital leases	(154)	(182)
Financing costs	(99)	—

NET CASH USED IN FINANCING ACTIVITIES	(10,816)	(29,447)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(125)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,931)	(29,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,979	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,048	$22,608

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$30,769	$28,450
Income taxes	8,084	12,838
Detail of business acquisitions:
Fair value of assets acquired	10,850	—
Liabilities assumed	(4,836)	—

Cash paid for business acquisitions	6,014	—

Non-cash investing and financing activities
Amounts owed for capital expenditures	822	1,261

The accompanying Notes to Unaudited Consolidated Financial Statements as they relate to BWAY Corporation are an integral part of these statements.

BWAY HOLDING COMPANY AND SUBSIDIARIES

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared without audit. The statements for BWAY Holding Company (“BWAY Holding”) include the accounts of BWAY Holding and its wholly owned subsidiary, BWAY Corporation and its subsidiaries (“BWAY”). The statements for BWAY include the accounts of BWAY and its subsidiaries (“BWAY”). In these notes, BWAY Holding and BWAY are collectively referred to as the “Company”, “we” or “our”.

BWAY Holding has registered equity securities and BWAY has registered debt securities, each registered with the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

These statements and the accompanying notes should be read in conjunction with BWAY’s Annual Report on Form 10-K for the year ended October 1, 2006 (the “Annual Report”) and BWAY Holding’s Registration Statement on Form S-1 dated June 12, 2007 (the “Registration Statement”). The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

These Notes to Unaudited Consolidated Financial Statements apply equally to BWAY Holding and BWAY with the exception of Notes 7 and 12, which are only applicable to BWAY Holding and BWAY, respectively.

Results of operations for the three and nine months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Unless otherwise stated, references to years herein relate to fiscal years.

Initial Public Offering of BWAY Holding

In March 2007, BWAY Holding filed with the SEC a registration statement on Form S-1 under the Securities Act related to its common stock. The SEC declared the registration statement effective on June 12, 2007 and on June 13, 2007, BWAY Holding common stock began trading on the New York Stock Exchange under the ticker symbol “BWY”. In this initial public offering of BWAY Holding common stock, certain selling stockholders, including Kelso (as defined below), our executive chairman and another member of the board, offered 10,039,216 shares at an issue price of $15.00 per share to the public, which represented a portion of their BWAY Holding common stock (the “IPO” or the “public offering”). We did not receive any proceeds from the offering.

We paid approximately $2.5 million in offering costs related to the transaction, a $2.0 million fee to Deutsche Bank for advisory services, a $5.0 million fee to Kelso in consideration for termination of payment of annual financial advisory fees, a $10.0 million bonus to certain members of management and $0.5 million in taxes and benefits related to the management bonus. The selling stockholders paid the underwriting discounts and commissions.

As further described in Note 8, “Stock-Based Compensation”, we incurred a non-cash stock-based compensation charge of approximately $9.6 million related to the accelerated vesting of certain stock options concurrently with and contingent upon the IPO. In addition, we expect to incur additional non-cash stock-based compensation expense of $2.2 million, $7.0 million and $2.1 million in 2007, 2008 and 2009, respectively, related to other modifications to outstanding stock options concurrently with and contingent upon the IPO.

These expenses and the applicable line items are summarized as follows:

	Financial Statement Line Item			Total
For the nine months ended July 1, 2007 (Dollars in millions)	Cost of Products Sold(1)	Selling and Administrative Expense	Public Offering Expense
IPO RELATED EXPENSES
Offering costs	$—	$—	$2.5	$2.5
Deutsche Bank advisory fee	—	—	2.0	2.0
Kelso fee termination payment	—	—	5.0	5.0
Management bonus(2)	2.5	8.0	—	10.5
Stock-based compensation related to accelerated vesting	1.8	7.8	—	9.6

TOTALS	$4.3	$15.8	$9.5	$29.6

(1)	excluding depreciation and amortization
(2)	including $0.5 million in related taxes and benefits

Of the total $29.6 million in expenses, $0.3 million and $29.3 million were recorded in the second quarter and third quarter of 2007, respectively.

Business and Segment Information

BWAY Holding is a holding company without independent operations that was created in 2002 to effectuate the Transaction (as defined below). BWAY is the operating subsidiary of BWAY Holding, and it manufactures and distributes metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and sell primarily to customers located in these geographic markets. We report two segments—metal packaging and plastics packaging. See Note 10, “Business Segments”, for a discussion of our business segments.

Prior to the IPO, BWAY Holding common stock was privately held by affiliates of Kelso & Company, L.P. (“Kelso”), certain members of management and certain other parties, as a result of a leveraged buyout completed on February 7, 2003 (the “Transaction”). Pursuant to the Transaction, BWAY Holding purchased all of the issued and outstanding shares of BWAY, which, at the time, was publicly traded on the New York Stock Exchange. Any reference herein to “Predecessor” refers to BWAY prior to the Transaction. BWAY is a wholly-owned subsidiary of BWAY Holding.

Our fiscal year ends on the Sunday closest to September 30. Our North America Packaging Corporation (“NAMPAC”) and ICL Industrial Containers ULC (“ICL”) subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

Acquisitions

Industrial Containers

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by our subsidiary, ICL. The results of operations related to this acquisition are included from the acquisition date.

Vulcan Containers

On January 30, 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd. (“Vulcan”) for a purchase price of approximately CDN$7.1 million, including transaction costs, (approximately $6.0 million U.S. dollars at the closing date) (the “Vulcan Acquisition”). We funded the acquisition using available cash on hand. Vulcan is headquartered in Toronto and produces steel pails for distribution primarily in Canada. The acquired business is included in our metal packaging segment.

The Vulcan acquisition further expands our presence in Canada, a market we believe will be important for our future growth, and provides an opportunity to leverage the manufacturing capacity of ICL. In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we closed the Vulcan manufacturing facilities and terminated approximately 100 employees. In connection with the preliminary purchase price allocation pursuant to EITF Issue 95-3, Reorganization of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), we recorded a reorganization liability of approximately $3.4 million, which consists of severance payments and facility closure costs.

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 141, Business Combinations (“SFAS No. 141”). As such, the assets and liabilities have been recorded at estimated fair value at the date of acquisition. We allocated the purchase price based on our estimates of fair value.

The following is a summary of the fair value of the assets acquired and liabilities assumed as of the date of acquisition based on a preliminary purchase price allocation. The finalization of certain transaction costs, among other things, could result in an adjustment to the allocation.

(Dollars in thousands)
Current assets	$4,300
Intangible assets subject to amortization	5,391
Goodwill	1,104
Other	33

Total assets	10,828

Current liabilities	1,406
Reorganization liability	3,431

Total liabilities	4,837

PURCHASE PRICE	$5,991

The life of the acquired intangible assets subject to amortization, which consist solely of customer relationships, is included in our metal packaging segment and is approximately 14 years. Goodwill resulting from this acquisition is not deductible for income tax purposes.

Stock Split and Shares Authorized—BWAY Holding Company

On May 23, 2007, the Board declared a stock split of BWAY Holding common stock by means of a stock dividend in the amount of 0.87081603410564 shares of common stock for each share of common stock issued and held by stockholders of record as of the close of business on May 23, 2007 payable on May 25, 2007. The Board also adjusted each outstanding option to purchase one share of common stock under our stock-based compensation plans as of the close of business on May 23, 2007 to be an option to purchase 1.87081603410564 shares of common stock at an exercise price equal to 53.452610078685% of the original exercise price for that option. All share and per share amounts (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

On May 25, 2007, we filed an amendment to BWAY Holding’s certificate of incorporation to increase its authorized share capital to 200,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of preferred stock, par value $0.01 per share. There was no preferred stock outstanding at July 1, 2007.

Shares Authorized—BWAY Corporation

On May 25, 2007, we filed an amendment to BWAY’s certificate of incorporation to decrease its authorized share capital to 2,500 shares of common stock, par value $0.01 per share, and 500 shares of preferred stock, par value $0.01 per share.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective for us at the end of fiscal 2007, which ends September 30, 2007. We are currently evaluating the impact of SFAS 158 on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us at the beginning of 2008 (October 2007). We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us at the beginning of fiscal 2009 (October 2008). We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Income Taxes

Our effective tax rate for the third quarter and first nine months of fiscal 2007 has been impacted by the loss before income taxes as a result of the $29.6 million in IPO related expenses (as discussed above), the non-deductibility of a portion of such expenses and, in part, expiration at the end of 2006 of a federal tax credit for possession corporations, which provided a benefit related to our operations in Puerto Rico.

2.	INVENTORIES

(Dollars in thousands)	July 1, 2007	October 1, 2006
Raw materials	$31,639	$26,212
Work-in-progress	41,749	39,181
Finished goods	36,912	32,894

Inventories at FIFO cost	110,300	98,287
LIFO reserve	(16,951)	(17,846)

INVENTORIES	$93,349	$80,441

We intend to change our method of accounting for the cost of inventories for our U.S. subsidiaries from the last-in, first-out (LIFO) method of inventory valuation to the first-in, first-out (FIFO) method, effective upon the approval by the Internal Revenue Service (the “IRS”) of the FIFO method of accounting for income tax purposes, which we expect to receive in the fourth quarter of fiscal 2007. The inventories of our non-U.S. subsidiaries will continue to be valued using the FIFO method. After this change, all of our inventories will be valued using the FIFO method.

We believe that the FIFO method is preferable to the LIFO method because it (1) will better match revenues and expenses for financial and tax reporting purposes; (2) will provide a consistent valuation method for all of our inventories; (3) provides for period-end FIFO inventory values, which will be more current in rising price environments, and, as such, will better approximate replacement cost; and (4) will reduce the administrative burden of calculating LIFO reserve adjustments.

3.	GOODWILL AND OTHER INTANGIBLES

Change in the net carrying amount of goodwill by reportable segment during the first nine months of 2007:

(Dollars in thousands)	Metal Packaging	Plastics Packaging	Total
BALANCE, OCTOBER 1, 2006	$120,328	$128,359	$248,687
Additions related to the Vulcan Acquisition	1,104	—	1,104
Adjustment to the NAMPAC Acquisition	—	113	113
Adjustment to the ICL Acquisition	5	18	23
Currency translation adjustment	530	1,128	1,658

BALANCE, JULY 1, 2007	$121,967	$129,618	$251,585

During the second quarter of 2007, the IRS concluded an audit related to certain preacquisition net operating loss (“NOL”) carryforwards we acquired in the NAMPAC Acquisition. In the purchase price allocation for the NAMPAC Acquisition, we accrued a contingent liability of approximately $0.9 million as an estimate of NOL carryforwards that would be disallowed following the IRS audit. We recorded an adjustment to goodwill of $0.1 million in the second quarter of 2007 to adjust our estimate to the actual amount disallowed by the IRS.

Identifiable intangible assets by major asset class:

	July 1, 2007			October 1, 2006
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLE ASSETS
Customer relationships	$184,911	$(44,062)	$140,849	$177,873	$(33,601)	$144,272
Tradenames	26,147	(6,204)	19,943	25,984	(4,809)	21,175
Noncompetition agreements	401	(401)	—	401	(260)	141

	211,459	(50,067)	160,792	204,258	(38,670)	165,588

UNAMORTIZABLE INTANGIBLE ASSETS
Technology	613	—	613	613	—	613

TOTAL OTHER INTANGIBLE ASSETS	$212,073	$(50,067)	$161,405	$204,871	$(38,670)	$166,201

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected amortization expense is as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2007 (remaining quarter)	$4,001
2008	15,696
2009	15,118
2010	15,020
2011	14,356
Thereafter	96,601

$160,792

4.	LONG-TERM DEBT

(Dollars in thousands)	July 1, 2007	October 1, 2006
LONG TERM DEBT
10% USD senior subordinated notes due October 2010	$200,000	$200,000
Variable rate USD term loan maturing July 2013	169,500	189,500
Variable rate CAD term loan maturing July 2013	52,716	50,501
Variable rate USD revolving loan maturing July 2012	7,000	—

	429,216	440,001
Less: Current portion	(1,820)	(20,506)

LONG TERM DEBT, NET OF CURRENT PORTION	$427,396	$419,495

The current portion of long-term debt at October 1, 2006 reflects a voluntary prepayment of the USD term loan of $20.0 million made in the first quarter of 2007. Prepayments on the term loan reduce future scheduled payments.

The weighted-average interest rate on variable rate credit facility borrowings at July 1, 2007 and October 1, 2006 was approximately 7.0%.

Scheduled maturities of long-term debt:

(Dollars in thousands)
FISCAL YEAR ENDING
2007 (remaining quarter)	$133
2008	1,820
2009	2,678
2010	2,249
2011	202,249
Thereafter	220,087

$429,216

Of the $1.8 million current portion of long-term debt, $0.1 million is scheduled to be repaid in the last quarter of 2007 and the remaining $1.7 million is scheduled to be repaid in the first nine months of 2008.

Senior Subordinated Notes

10% Senior Notes Due 2010

The $200.0 million principal amount of 10% Senior Subordinated Notes due 2010 (the “Senior Notes”) are unsecured senior subordinated obligations of BWAY and are effectively subordinated to all senior debt obligations of BWAY. Interest on the Senior Notes is payable semi-annually in arrears on April 15 and October 15. The interest rate is fixed at 10% per annum. All of BWAY’s U.S. based subsidiaries have fully and unconditionally guaranteed the Senior Notes.

The Senior Notes are governed by an Indenture dated November 27, 2002 with The Bank of New York, as trustee, as assumed by BWAY on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional indebtedness, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At July 1, 2007, BWAY was in compliance with all applicable covenants related to the Senior Notes.

BWAY may redeem some or all of these notes at redemption prices specified in the Indenture (105% on October 15, 2006 declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require BWAY to repurchase the notes at 101% of the principal amount.

We are amortizing approximately $8.0 million in deferred financing costs related to the underwriting and registration of these notes to interest expense over the term of the notes on a straight-line basis, which approximates the effective yield method. At July 1, 2007 and October 1, 2006, approximately $3.4 million and $4.2 million, respectively, of the deferred costs were unamortized.

Credit Facility

On July 17, 2006, in conjunction with the ICL Acquisition, we entered into a new credit facility with various lenders, Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint arrangers. The credit facility consists of a $190.0 million B Term Loan (the “US Term Loan”) and a $50.0 million revolving credit facility (the “US Revolver”) and a Cdn$56.41 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a US$5.0 million equivalent revolving credit facility (the “Canadian Revolver”).

BWAY is the borrower of the US Term Loan and only BWAY can borrow on the US Revolver. ICL is the borrower of the Canadian Term Loan and only ICL can borrow on the Canadian Revolver.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the US Term Loan and the US and Canadian Revolvers mature April 15, 2010 and the Canadian Term Loan matures July 18, 2011.

The US Term Loan is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Interest accrues on Base Rate Loans at a fixed margin of 0.75% plus the greater of the federal funds rate plus .5% or the Prime Lending Rate and on Eurodollar Loans at a Eurodollar Rate (as defined in the credit agreement) plus a fixed margin of 1.75%. At July 1, 2007, the effective interest rate on outstanding US Term Loan borrowings was approximately 7.1%.

Due to a $20.0 million voluntary prepayment on the US Term Loan in December 2006, scheduled quarterly repayments of approximately $0.4 million do not resume until December 31, 2007 and will continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loan may not be reborrowed.

The US Revolver is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans at a variable margin ranging from 0.25% to 1.00% plus the greater of either the federal funds rate plus .5% or the administrative agent’s “prime lending rate.” Interest accrues on Eurodollar Loans at a Eurodollar Rate plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement. At July 1, 2007, the effective interest rate on outstanding US Revolver borrowings was approximately 9.3%.

The Canadian Term Loan is denominated in Canadian dollars and, at the option of the borrower, may consist of a Canadian Prime Rate Loan or a B/A Discount Rate Loan, each as defined in the credit agreement. Interest accrues on Canadian Prime Rate Loans at the greater of DB Canada’s “prime rate” or CDOR plus .75% plus a fixed margin of 1.0% and on B/A Discount Rate Loans at CDOR plus a fixed margin of 2.0%. At July 1, 2007, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 6.4%.

Scheduled quarterly repayments on the Canadian Term Loan of approximately Cdn$141 thousand (approximately US$133 thousand equivalent at July 1, 2007) began September 30, 2006 and will continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loan may not be reborrowed.

The Canadian Revolver can be drawn in either U.S. or Canadian dollars, at the option of the borrower, and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan for U.S. dollar denominated loans or Canadian Prime Rate Loan or a B/A Discount Rate Loan for Canadian dollar denominated loans, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans or Canadian Prime Rate Loans at the applicable base (as discussed above) plus a variable margin ranging from 0.25% to 1.00%. Interest accrues on Eurodollar Loans or B/A Discount Rate Loans at the applicable base (as discussed above) plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement.

BWAY Holding and each of our U.S. subsidiaries have guaranteed the US Term Loan and US Revolver, each of which is secured by substantially all of our U.S. assets and the assets of BWAY Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

A portion of the term loan proceeds was used to finance the ICL Acquisition.

At July 1, 2007, we had $7.0 million in US Revolver borrowings and $6.6 million in standby letter of credit commitments that reduced our available borrowings under the US Revolver to $36.4 million. There were no outstanding Canadian Revolver borrowings at July 1, 2007.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At July 1, 2007, we were in compliance will all applicable covenants contained in the credit agreement.

We are amortizing approximately $5.9 million in deferred financing costs related to the Term Loans to interest expense over the term of the loans in proportion to the outstanding principal, which approximates the effective yield method. We are amortizing approximately $1.3 million in deferred financing costs related to the Revolvers on a straight-line basis over the term of the Revolvers, which approximates the effective yield method. At July 1, 2007 and October 1, 2006, approximately $6.1 million and $6.8 million of deferred costs associated with the credit facility were unamortized.

The credit agreement was amended on May 10, 2007 to allow the IPO and related transactions. We paid approximately $0.1 million in fees associated with the amendment, which are deferred and will be amortized to interest expense over the term of the loans, as discussed above.

5.	EMPLOYMENT BENEFIT OBLIGATIONS

Employee benefit obligation liabilities:

(Dollars in thousands)	July 1, 2007	October 1, 2006
Defined benefit pension liability	$3,136	$3,730
Retiree medical and other postretirement benefits	4,966	5,006
Deferred compensation	6,796	6,570

EMPLOYEE BENEFIT OBLIGATION LIABILITIES	$14,898	$15,306

At July 1, 2007, approximately $0.7 million and $14.2 million of the employee benefit obligation liabilities were recorded in current liabilities and other long-term liabilities, respectively. At October 1, 2006, approximately $0.5 million and $14.8 million of the employee benefit obligation liabilities were recorded in current liabilities and other long-term liabilities, respectively.

Components of net periodic benefit cost:

	Defined Benefit Pension Plan				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$—	$—	$2	$2	$5	$5
Interest cost	169	150	506	449	99	88	297	266
Expected return on plan assets	(170)	(151)	(511)	(452)	—	—	—	—
Recognized net actuarial loss	1	—	4	—	18	14	53	40

NET PERIODIC BENEFIT COST	$—	$(1)	$(1)	$(3)	$119	$104	$355	$311

6.	RESTRUCTURING AND REORGANIZATION LIABILITIES

The following table sets forth changes in our restructuring liability from October 1, 2006 to July 1, 2007. The nature of the liability has not changed from that previously reported in the Annual Report. The restructuring liability is included in other current liabilities and relates to the Plastics Packaging segment.

(Dollars in millions)	Balance October 1, 2006	Adjustments	Expenditures	Balance July 1, 2007
RESTRUCTURING LIABILITY
Severance costs	$0.2	$—	$(0.2)	$—
Facility closure costs	1.4	(0.1)	(0.6)	0.7

TOTALS	$1.6	$(0.1)	$(0.8)	$0.7

In conjunction with the Vulcan Acquisition, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we closed the Vulcan manufacturing facilities and terminated approximately 100 employees. As part of the preliminary purchase price allocation, we recorded a reorganization liability pursuant to EITF 95-3 of approximately $3.4 million, which consists of severance payments and facility closure costs. The liability is included in other current liabilities and relates to the Metal Packaging segment.

(Dollars in millions)	Purchase Accounting January 30, 2007	Expenditures	Translation Adjustments	Balance July 1, 2007
REORGANIZATION LIABILITY
Severance costs	$1.7	$(1.9)	$0.2	$—
Facility closure costs	1.7	(0.2)	0.2	1.7

TOTALS	$3.4	$(2.1)	$0.4	$1.7

7.	NET (LOSS) INCOME PER SHARE

The following table shows the computation of basic and diluted net (loss) income per share for the periods presented:

	Three Months Ended		Nine Months Ended
(Amounts in thousands except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
BASIC NET (LOSS) INCOME PER SHARE
Net (loss) income	$(9,637)	$9,310	$(1,823)	$9,621

Weighted-average number of shares outstanding	20,733	20,610	20,594	20,610

BASIC NET (LOSS) INCOME PER SHARE	$(0.46)	$0.45	$(0.09)	$0.47

DILUTED NET (LOSS) INCOME PER SHARE
Net (loss) income	$(9,637)	$9,310	$(1,823)	$9,621

Weighted-average number of shares outstanding	20,733	20,610	20,594	20,610
Dilutive effect of stock options	—	4,855	—	4,841

Weighted-average number of shares outstanding assuming dilution	20,733	25,465	20,594	25,451

DILUTED NET (LOSS) INCOME PER SHARE	$(0.46)	$0.37	$(0.09)	$0.38

All common stock equivalents have been excluded in the computation of diluted earnings per share for the three and nine months ended July 1, 2007 because their effect would have been antidilutive. There were no shares that would have been antidilutive for the three and nine months ended July 2, 2006.

8.	STOCK-BASED COMPENSATION

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) as of October 2, 2006 using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. As further discussed below, upon the consummation of the IPO, all awards, including those outstanding at the effective date of SFAS 123R, were modified. As such, we discontinued accounting for those awards outstanding as of October 2, 2006 using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"), which we used for such awards prior to the modification.

SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.

For purposes of determining the grant date fair value of share-based payment awards, we use the Black-Scholes option-pricing model (the “Black-Scholes Model”) for options without market conditions and Monte Carlo simulation, a lattice model, for options with vesting criteria tied to the market price of BWAY Holding’s common stock. Each model requires the input of certain assumptions that involve judgment.

Stock-Based Compensation Expense

The following table summarizes non-cash stock-based compensation expense included in the statements of operations by line item. All amounts are reported as undistributed corporate expenses for segment disclosure (see Note 10).

	Three Months Ended		Nine Months Ended
(Amounts in thousands except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
STOCK BASED COMPENSATION EXPENSE INCLUDED IN:
Cost of products sold (excluding depreciation and amortization)	$1,910	$75	$1,999	$170
Selling and administrative expense	8,172	329	8,560	744

	$10,082	404	10,559	914

In the third quarter of fiscal 2007, we recorded stock-based compensation expense related to the accelerated vesting of certain stock options concurrently with the IPO (as discussed below). The expense related to the accelerated vesting included in cost of products sold (excluding depreciation and amortization) and selling and administrative expense is $1.8 million and $7.8 million, respectively. In addition, as further descried below, we recorded approximately $0.3 million in the three months ended July 1, 2007 related to certain exit options as a result of vesting condition modifications as a result of the public offering.

Summary of Stock-Based Compensation Plans

BWAY Holding Company 2007 Annual Incentive Plan. On May 23, 2007, the Board approved, upon the recommendation of the Compensation Committee, the BWAY Holding Company 2007 Annual Incentive Plan (the “Annual Incentive Plan”). The plan provides for awards of up to 2,057,898 shares of BWAY Holding common stock. The plan allows for stock options, stock appreciation rights, performance-based awards, restricted stock, restricted stock units and deferred stock. There have been no grants under the plan, and there were no awards outstanding under the Annual Incentive Plan at July 1, 2007.

BCO Holding Company Stock Incentive Plan. In February 2000, Predecessor adopted the Fourth Amendment and Restatement of BWAY’s 1995 Long-Term Incentive Plan (the "Predecessor Incentive Plan"). As a result of the Transaction, which was a change in control event under the plan, all outstanding options immediately vested and became exercisable. Certain members of management entered into Exchange Agreements with BWAY Holding whereby their Predecessor Incentive Plan options were exchanged for new options to acquire BWAY Holding common stock (the “Exchange Options”). The Exchange Options were fully vested as of the closing of the Transaction and were issued with substantially the same terms and conditions in effect immediately before the exchange.

Effective with the closing of the Transaction, BWAY Holding assumed the Predecessor Incentive Plan, which was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”). Under the Holding Incentive Plan, 4,480,797 shares of BWAY Holding’s common stock is subject to options.

There are currently three types of stock options outstanding under the Holding Incentive Plan: Service Options, Performance Options and Exit Options. Prior to the IPO, service options generally became exercisable in three annual installments, performance options generally became exercisable in five annual installments if certain performance benchmarks were achieved, and exit options generally became exercisable upon a change in equity control event (as defined in the plan and subject to certain limitations).

On May 23, 2007, the Board amended the Holding Incentive Plan to provide that all outstanding unvested Service Options and Performance Options and 43% of Exit Options became fully vested concurrently with the completion of the IPO. In addition, the Board amended the vesting criteria for the remaining 57% of Exit Options to become vested in three equal tranches based on an average per share closing price of BWAY Holding Company common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche, as follows:

•

 1/3 will vest if the average per share closing price of BWAY Holding’s common stock over any consecutive 45 days during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37;

•

 1/3 would vest if the average per share closing price of BWAY Holding’s common stock over any consecutive 45 days during which the stock trades is at least $21.52 and the closing price on the 45th such day is at least $18.29; and

•

 1/3 would vest if the average per share closing price of BWAY Holding’s common stock over any consecutive 45 days during which the stock trades is at least $23.78 and the closing price on the 45th such day is at least $20.21.

The accelerated vesting of options concurrently with the public offering, as discussed below, constituted a modification of previously issued awards. As such, we recognized stock-based compensation expense in the third quarter of fiscal 2007 of approximately $9.6 million. The charge represents the unrecognized stock-based compensation as determined under APB 25 related to the modified options and any incremental fair value as a result of the modification as determined under SFAS 123R using a Black-Scholes option-pricing model.

In addition, the modification of exit options to enable vesting based on certain market conditions, as discussed above, required us to determine the fair value of such options on the modification date using the guidance of SFAS 123R. The fair value will be recognized as stock-based compensation expense over the derived service period from the date of the modification.

Because the vesting of the unvested exit options is based on certain market conditions, the fair value of the options was determined using a Monte Carlo simulation model. The derived service period for these exit options is the median period of time until the market condition is met, as determined by the simulation model. We determined a modification date fair value of approximately $11.3 million and expect to recognize non-cash stock-based compensation expense of $11.3 million as follows:

(Dollars in millions)	Fiscal 2007	Fiscal 2008	Fiscal 2009
Quarter 1	$—	$1.9	$1.0
Quarter 2	—	1.9	0.7
Quarter 3	0.3	1.8	0.4
Quarter 4	1.9	1.4	—

TOTALS	$2.2	$7.0	$2.1

The following inputs were used in the Monte Carlo simulation model to determine fair value: risk-free interest rate ranging from 4.6% to 5.4%%, no dividends, and expected volatility ranging from 38.5% to 49.1%.

The following table presents the changes in our stock-based compensation plans from October 1, 2006 to July 1, 2007:

	Exchange Options	Service Options	Performance Options	Exit Options	Total Options
EMPLOYEE STOCK OPTIONS
Options outstanding at October 1, 2006	2,319,055	1,679,114	419,006	2,105,628	6,522,803
Options granted	—	70,982	17,745	88,727	177,454
Options exercised	(1,015,818)	—	—	—	(1,015,818)
Options forfeited	—	(14,860)	(3,714)	(18,572)	(37,146)

OPTIONS OUTSTANDING AT JULY 1, 2007	1,303,237	1,735,236	433,037	2,175,783	5,647,293

VESTED OR EXPECTED TO VEST AT JULY 1, 2007	1,303,237	1,735,236	433,037	935,557	4,407,067
EXERCISABLE AT JULY 1, 2007	1,303,237	1,735,236	433,037	935,557	4,407,067

The following table summarizes information about stock options outstanding and exercisable at July 1, 2007:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted- Average Remaining Term	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
RANGE OF EXERCISE PRICES
$1.19 to 2.96	1,303,237	4.4 years	$2.79	1,303,237	$2.79
$5.35	3,116,411	5.6 years	5.35	2,226,087	5.35
$8.82 to 11.76	826,153	7.2 years	9.20	590,687	9.20
$14.10 to 16.68	401,492	9.1 years	15.54	287,056	15.54

	5,647,293	5.8 years	$6.05	4,407,067	$5.77

At July 1, 2007, the weighted-average remaining contractual life of options outstanding and exercisable was 5.8 years and 5.7 years, respectively. At July 1, 2007, the aggregate intrinsic value of options outstanding and exercisable was approximately $49.9 million and $40.1 million, respectively. The weighted-average fair value at the grant date for options granted during the first nine months of 2007 was $19.50 per option, which was estimated utilizing the Black-Scholes Model with the following weighted-average assumptions: (1) no dividend yield on BWAY Holding’s common stock, (2) expected stock price volatility of 55.5%, (3) a risk-free interest rate of 4.5%, and (4) an expected option term of 8.1 years.

9.	COMMITMENTS AND CONTINGENCIES

Environmental

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to our current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations or cash flows.

We incurred capital expenditures of approximately $0.8 million in the nine months of 2007 to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. In addition, we expect to incur approximately $1.3 million in capital expenditures in the remainder of 2007 to comply with certain environmental laws at a facility related to the ICL Acquisition.

We received a letter dated March 14, 2007 from the EPA stating that corrective action is required at our Cincinnati facility to address documented releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act with respect to corrective action obligations. We are working with the EPA to address their concerns and have notified a former owner of the site that we believe has indemnity obligations to us with respect to the EPA’s claim.

We are a member of a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We estimate our exposure related to this site will approximate $0.1 million.

From time to time, we receive requests for information or are identified as a PRP pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial condition, results of operations or cash flows. We cannot, however, provide assurance that such obligations will not arise in the future.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at July 1, 2007 and October 1, 2006. However, our future expenditures related to these matters may exceed the amounts accrued.

Self-Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our liability related to workers’ compensation using actuarial data based on filed claims, and we determine our liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.2 million and $7.0 million at July 1, 2007 and October 1, 2006, respectively.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.3 million at July 1, 2007 and October 1, 2006 related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

Our Armstrong Containers, Inc. subsidiary (“Armstrong”) has been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint based on the grounds that Armstrong is an alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). MacGregor was involved in the manufacture and sale of lead pigment until mid-1971, when MacGregor sold its lead and lead-paint businesses to third parties.

The allegations in these cases are similar to those that have been made against leading paint manufacturers in the United States. Plaintiffs in certain of the cases, based upon theories of public nuisance, indemnity, unjust enrichment and concert of action, seek compensatory and punitive damages, including the cost of abating the alleged nuisance. Plaintiffs in certain of the cases, based upon a theory of personal injury, seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. At October 1, 2006, we had accrued approximately $0.5 million in legal fees and expenses related to these matters. There was no accrual for legal fees and expenses related to these matters at July 1, 2007. We have notified our general liability insurers, some of whom are participating in the defense of the claims, subject to reservations of rights.

One of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in state court in Wisconsin on May 21, 2007. That case is styled as Liberty Mutual Insurance Company v. BWAY Corporation, et al., Circuit of Milwaukee County, State of Wisconsin, Case No. 07-CV-005625 (“Wisconsin Declaratory Judgment Action). In the Wisconsin Declaratory Judgment Action, Liberty seeks a declaration that Liberty is not required to defend or indemnify BWAY or Armstrong, under two insurance policies that Liberty issued to BWAY, in connection with the following three personal injury lead paint lawsuits: (1) Anthony Johnson v. SJM Properties, LLC, et al., Case No. 07-CV-0000343, in the Circuit Court of Milwaukee County, Wisconsin; (2) Demond’Dre Myers v. Brenda Scott, et al., Case No. 06-CV-012658, in the Circuit Court of Milwaukee County, Wisconsin; and (3) Perrion Ruffin, et al. v. Perry Gladney, et al., Case No. 06-CV-012650, in the Circuit Court of Milwaukee County, Wisconsin. The policy period for the Liberty Mutual policies at issue begins on October 1, 2004 and ends on

October 1, 2006, and those policies may represent our only potentially available coverage for that period. At this time, Liberty continues to participate in the defense of the other personal injury cases. Our current insurance policy for the 2006-2007 policy year, also issued by Liberty, contains a lead exclusion that may exclude coverage for claims arising from the sale of lead pigment and/or lead-based paint.

In its complaint, Liberty argues that there are a number of reasons why it is not obligated to defend or indemnify BWAY or Armstrong under the subject policies, including on the ground that the “pollution exclusion” clause contained in these policies bars coverage for lead paint claims under Wisconsin law. The courts in Wisconsin have held in other cases that certain “pollution exclusion” clauses do bar coverage for lead paint claims. We believe, however, that these cases do not apply to our insurance policies. The other insurance policies pursuant to which our insurers currently are participating in the defense of lead paint-related personal injury cases against us contain “pollution exclusion” clauses.

Armstrong and BWAY have removed the Wisconsin Declaratory Judgment Action to federal court. Liberty has filed a motion to remand, seeking to have this case returned to state court. The parties have briefed the motion to remand. Armstrong and BWAY also have filed a motion to dismiss this action due to lack of personal jurisdiction over Armstrong and BWAY.

In addition, Armstrong filed a declaratory judgment action against Liberty and certain individuals on or about June 6, 2007 in the Superior Court for Gwinnett County, State of Georgia (“Georgia Declaratory Judgment Action”). Armstrong is seeking a determination that there is coverage under its 2004-2005 and 2005-2006 policies with Liberty and that Liberty be required to indemnify it for any losses and reimburse it for defense costs, in accordance with the terms of such policies. In the Georgia Declaratory Judgment Action. Liberty Mutual has answered the Complaint, asserting numerous defenses. Liberty Mutual has filed a motion to stay discovery based upon the pendency of the Wisconsin Declaratory Judgment Action. Liberty Mutual also has filed a motion seeking to dismiss the Georgia Declaratory Judgment Action on the ground that the Georgia Court lacks subject matter jurisdiction over this matter. Armstrong is in the process of responding to these motions.

Armstrong intends to litigate these actions vigorously. However, given that these actions are in a very early stage, Armstrong cannot at this time predict the outcome of this litigation or what the impact of an adverse judgment might be with respect to these policies, or any other policies issued by Liberty or our other insurers that may potentially provide for coverage for the claims asserted in the personal injury lead paint cases referenced above, the other personal injury lawsuits pending against Armstrong in Wisconsin, or any other current or future lead paint related claims against Armstrong.

Letters of Credit

At July 1, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.6 million primarily in favor of our workers’ compensation insurers.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

Other

At October 1, 2006, we had accrued approximately $1.2 million related to a voluntary product recall by one of our customers due to potential leaks in certain of the containers that we likely manufactured. The accrual was reduced in the first quarter of 2007 to $0.7 million and we settled for and paid this amount in the third quarter of fiscal 2007.

10.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments —Metal Packaging and Plastics Packaging. We differentiate the segments based on the nature of the products they offer. The primary raw material and manufacturing process are unique for each segment. A further description of each business segment and of our Corporate services area follows:

Metal Packaging. Metal Packaging includes our metal packaging products, such as paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate reportable segment of the Company with production facilities and processes distinct from our Plastics Packaging segment.

Plastics Packaging. Plastics Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and ICL. Principal products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastics Packaging is a separate reportable segment of the Company with production facilities and processes distinct from our Metal Packaging segment.

Corporate. Corporate includes executive management, accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

Segment assets include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments have not changed from those described in the Annual Report. There were no inter-segment sales reported in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (“Segment Earnings”).

The following sets forth certain financial information attributable to our business segments for the three and nine months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
NET SALES
Metal packaging	$162,626	$153,687	$422,061	$405,984
Plastics packaging	106,906	88,988	284,118	263,483

CONSOLIDATED NET SALES	269,532	242,675	706,179	669,467

(LOSS) INCOME BEFORE INCOME TAXES
Metal packaging	19,405	26,106	52,310	58,567
Plastics packaging	15,223	9,273	43,186	19,511

SEGMENT EARNINGS	34,628	35,379	95,496	78,078

Corporate undistributed expense	(23,239)	(2,426)	(28,639)	(6,893)
Public offering expense	(9,210)	—	(9,527)	—
Depreciation and amortization (see below)	(11,532)	(10,112)	(34,107)	(30,449)
Restructuring (charge) adjustment	(29)	(338)	135	(533)
Interest expense, net	(9,630)	(8,441)	(28,353)	(24,952)
Other expense, net	(369)	(188)	(956)	(909)

CONSOLIDATED (LOSS) INCOME BEFORE INCOME TAXES	$(19,381)	$13,874	$(5,951)	$14,342

DEPRECIATION AND AMORTIZATION
Metal packaging	$5,700	$5,149	$16,818	$15,809
Plastics packaging	5,666	4,508	16,442	13,209

Segment depreciation and amortization	11,366	9,657	33,260	29,018
Corporate depreciation and amortization	166	455	847	1,431

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$11,532	$10,112	$34,107	$30,449

The following table sets forth total assets attributable to our business segments at July 1, 2007 and October 1, 2006.

(Dollars in thousands)	July 1, 2007	October 1, 2006
TOTAL ASSETS
Metal packaging assets	$324,803	$318,699
Plastics packaging assets	322,494	322,540

Segment assets	647,297	641,239
Corporate	175,350	192,506

CONSOLIDATED TOTAL ASSETS	$822,647	$833,745

In the third quarter and first nine months of 2007, approximately 90% of our net sales were in the United States, approximately 9% of our net sales were in Canada and the remaining 1% was to other foreign countries. In the third quarter and first nine months of 2006, net sales outside the United States were less than 5%. In the third quarter and first nine months of 2007, approximately 92% and 87% of our metal packaging net sales and plastics packaging net sales, respectively, were in the United States with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). Geographic net sales information is based on the destination of our shipments.

Long-lived assets located in Canada at July 1, 2007 and October 1, 2006 were approximately $5.1 million and $4.0 million, respectively. At July 1, 2007 and October 1, 2006, all other long-lived assets were located in the United States.

11.	COMPREHENSIVE INCOME (LOSS) INFORMATION

During the first nine months of 2007, our comprehensive income was comprised of net income and adjustments for foreign currency translation.

The components of accumulated other comprehensive income (loss): are as follows:

(Dollars in thousands)	Minimum Pension Liability Adjustment (net of tax)	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, October 1, 2006	$(748)	$251	$(497)
Change	—	1,257	1,257

BALANCE, JULY 1, 2007	$(748)	$1,508	$760

The components of total comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(9,637)	$9,310	$(1,823)	$9,621
Foreign currency translation adjustment	1,982	—	1,257	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(7,655)	$9,310	$(566)	$9,621

12.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes are guaranteed on a full, unconditional joint and several basis by BWAY’s U.S. based subsidiaries, each of which is wholly owned. The following condensed, consolidating financial information presents the unaudited consolidating financial statements of BWAY and its subsidiaries. We have not presented separate guarantor subsidiary financial statements because we do not believe they would provide materially useful information to investors.

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$5,147	$936	$3,965	$—	$10,048
Accounts receivable, net	71,519	49,219	15,806	—	136,544
Inventories	59,319	25,855	8,175	—	93,349
Income taxes receivable	32,091	(22,783)	(339)	—	8,969
Deferred tax assets	(1,165)	3,937	—	—	2,772
Other	5,505	1,198	357	—	7,060

TOTAL CURRENT ASSETS	172,416	58,362	27,964	—	258,742

PROPERTY, PLANT AND EQUIPMENT, NET	80,811	52,818	5,146	—	138,775

OTHER ASSETS
Goodwill	120,259	99,008	32,318	—	251,585
Other intangible assets, net	46,793	86,867	27,745	—	161,405
Deferred financing costs, net	8,410	—	1,117	—	9,527
Other	2,288	325	—	—	2,613
Investment in subsidiaries	261,905	22,110	5,739	(289,754)	—

TOTAL OTHER ASSETS	439,655	208,310	66,919	(289,754)	425,130

TOTAL ASSETS	$692,882	$319,490	$100,029	$(289,754)	$822,647

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$58,460	$52,232	$11,866	$—	$122,558
Accrued salaries and wages	6,051	6,497	1,097	—	13,645
Accrued interest	5,480	—	365	—	5,845
Accrued rebates	8,597	1,458	197	—	10,252
Current portion of long-term debt	1,287	—	533	—	1,820
Other	14,946	1,175	2,032	—	18,153

TOTAL CURRENT LIABILITIES	94,821	61,362	16,090	—	172,273

LONG-TERM DEBT	375,213	—	52,183	—	427,396

OTHER LIABILITIES
Deferred tax liabilities	16,822	42,551	977	—	60,350
Intercompany	47,018	(47,775)	757	—	—
Other	19,231	3,557	63	—	22,851

TOTAL OTHER LIABILITIES	83,071	(1,667)	1,797	—	83,201

TOTAL LIABILITIES	553,105	59,695	70,070	—	682,870

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	125,742	233,190	25,699	(258,889)	125,742
Retained earnings	13,275	27,352	2,752	(30,104)	13,275
Accumulated other comprehensive income	760	(748)	1,508	(760)	760

TOTAL STOCKHOLDER’S EQUITY	139,777	259,795	29,959	(289,754)	139,777

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$692,882	$319,490	$100,029	$(289,754)	$822,647

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$43,617	$1,458	$5,904	$—	$50,979
Accounts receivable, net	61,279	44,520	10,187	—	115,986
Inventories	53,426	19,944	7,071	—	80,441
Income taxes receivable	18,757	(11,201)	(265)	—	7,291
Deferred tax assets	451	3,587	—	—	4,038
Other	3,420	1,291	131	—	4,842

TOTAL CURRENT ASSETS	180,950	59,599	23,028	—	263,577

PROPERTY, PLANT AND EQUIPMENT, NET	83,955	54,952	4,037	—	142,944

OTHER ASSETS
Goodwill	120,259	98,895	29,533	—	248,687
Other intangible assets, net	51,483	92,265	22,453	—	166,201
Deferred financing costs, net	9,774	—	1,178	—	10,952
Other	1,026	358	—	—	1,384
Investment in subsidiaries	244,960	19,557	—	(264,517)	—

TOTAL OTHER ASSETS	427,502	211,075	53,164	(264,517)	427,224

TOTAL ASSETS	$692,407	$325,626	$80,229	$(264,517)	$833,745

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$56,027	$54,805	$8,107	$—	$118,939
Accrued salaries and wages	10,233	3,096	527	—	13,856
Accrued interest	9,748	—	89	—	9,837
Accrued rebates	9,453	1,537	101	—	11,091
Current portion of long-term debt	20,000	—	506	—	20,506
Other	16,616	1,264	480	—	18,360

TOTAL CURRENT LIABILITIES	122,077	60,702	9,810	—	192,589

LONG-TERM DEBT	369,500	—	49,995	—	419,495

OTHER LIABILITIES
Deferred tax liabilities	24,984	46,308	—	—	71,292
Intercompany	29,593	(29,658)	65	—	—
Other	18,770	4,116	—	—	22,886

TOTAL OTHER LIABILITIES	73,347	20,766	65	—	94,178

TOTAL LIABILITIES	564,924	81,468	59,870	—	706,262

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	19,634	(252,824)	112,882
Retained earnings	15,098	11,715	474	(12,189)	15,098
Accumulated other comprehensive loss	(497)	(748)	251	497	(497)

TOTAL STOCKHOLDER’S EQUITY	127,483	244,158	20,359	(264,517)	127,483

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$692,407	$325,626	$80,229	$(264,517)	$833,745

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$153,006	$93,425	$23,101	$—	$269,532

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	137,901	79,648	19,324	(178)	236,695
Depreciation and amortization	5,384	5,366	782	—	11,532
Selling and administrative expense	20,201	845	402	—	21,448
Public offering expense	9,210	—	—	—	9,210
Restructuring charge	29	—	—	—	29
Interest expense, net	8,769	(3)	864	—	9,630
Other expense (income), net	190	(148)	149	178	369

TOTAL COSTS AND EXPENSES	181,684	85,708	21,521	—	288,913

(LOSS) INCOME BEFORE INCOME TAXES	(28,678)	7,717	1,580	—	(19,381)

(Benefit from) provision for income taxes	(13,153)	2,886	523	—	(9,744)
Equity in income (loss) of subsidiaries	5,888	1,057	(175)	(6,770)	—

NET (LOSS) INCOME	$(9,637)	$5,888	$882	$(6,770)	$(9,637)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$153,687	$88,988	$—	$—	$242,675

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	126,298	78,769	—	(178)	204,889
Depreciation and amortization	5,431	4,681	—	—	10,112
Selling and administrative expense	3,894	939	—	—	4,833
Restructuring charge	338	—	—	—	338
Interest expense, net	8,446	(5)	—	—	8,441
Other expense, net	188	(178)	—	178	188

TOTAL COSTS AND EXPENSES	144,595	84,206	—	—	228,801

INCOME BEFORE INCOME TAXES	9,092	4,782	—	—	13,874

Provision for income taxes	3,025	1,539	—	—	4,564
Equity in income of subsidiaries	3,243	—	—	(3,243)	—

NET INCOME	$9,310	$3,243	$—	$(3,243)	$9,310

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Nine Months Ended July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$401,712	$248,527	$55,940	$—	$706,179

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	352,251	209,523	46,143	(534)	607,383
Depreciation and amortization	16,430	15,557	2,120	—	34,107
Selling and administrative expense	28,344	2,250	1,345	—	31,939
Public offering expense	9,527	—	—	—	9,527
Restructuring adjustment	(135)	—	—	—	(135)
Interest expense, net	25,905	(3)	2,451	—	28,353
Other expense (income), net	819	(390)	(7)	534	956

TOTAL COSTS AND EXPENSES	433,141	226,937	52,052	—	712,130

(LOSS) INCOME BEFORE INCOME TAXES	(31,429)	21,590	3,888	—	(5,951)

(Benefit from) provision for income taxes	(13,969)	8,483	1,358	—	(4,128)
Equity in income (loss) of subsidiaries	15,637	2,530	(252)	(17,915)	—

NET (LOSS) INCOME	$(1,823)	$15,637	$2,278	$(17,915)	$(1,823)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Nine Months Ended July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$405,982	$263,485	$—	$—	$669,467

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	343,219	241,205	—	(533)	583,891
Depreciation and amortization	16,721	13,728	—	—	30,449
Selling and administrative expense	11,639	2,752	—	—	14,391
Restructuring charge	533	—	—	—	533
Interest expense, net	24,964	(12)	—	—	24,952
Other expense (income), net	665	(289)	—	533	909

TOTAL COSTS AND EXPENSES	397,741	257,384	—	—	655,125

INCOME BEFORE INCOME TAXES	8,241	6,101	—	—	14,342

Provision for income taxes	2,759	1,962	—	—	4,721
Equity in income of subsidiaries	4,139	—	—	(4,139)	—

NET INCOME	$9,621	$4,139	$—	$(4,139)	$9,621

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Nine Months Ended July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(19,418)	$7,577	$5,877	$—	$(5,964)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(8,715)	(8,075)	(1,298)	—	(18,088)
Business acquisitions	(23)	—	(5,991)	—	(6,014)
Other	76	—	—	—	76

NET CASH USED IN INVESTING ACTIVITIES	(8,662)	(8,075)	(7,289)	—	(24,026)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings under revolving credit facility	7,000	—	—	—	7,000
Repayments of term loan	(20,000)	—	(402)	—	(20,402)
Proceeds from stock option exercise	2,839	—	—	—	2,839
Other	(229)	(24)	—	—	(253)

NET CASH USED IN FINANCING ACTIVITIES	(10,390)	(24)	(402)	—	(10,816)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(125)	—	(125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,470)	(522)	(1,939)	—	(40,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,147	$936	$3,965	$—	$10,048

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Nine Months Ended July 2, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,633	$11,150	$—	$—	$19,783

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(7,318)	(13,024)	—	—	(20,342)
Other	725	—	—	—	725

NET CASH USED IN INVESTING ACTIVITIES	(6,593)	(13,024)	—	—	(19,617)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(30,000)	—	—	—	(30,000)
Other	(182)	735	—	—	553

NET CASH USED IN FINANCING ACTIVITIES	(30,182)	735	—	—	(29,447)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,142)	(1,139)	—	—	(29,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,161	1,728	—	—	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,019	$589	$—	$—	$22,608

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included under Part I, Item 1, of this report.

Unless otherwise indicated, references to years in our discussion and analysis relate to fiscal years.

Segments

We report our results of operations in two segments: metal packaging and plastics packaging. Our products within each of these segments include:

Metal packaging: general line rigid metal containers made from steel, including paint cans and components, aerosol cans, ammunition boxes, steel pails, oblong cans and a variety of other specialty cans that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products.

Plastics packaging: injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum, oils, lubricants, pharmaceuticals, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-tech coatings, high-solid coatings, roofing mastic and adhesives and driveway sealants.

Factors Affecting Our Results of Operations

Net Sales

“Net Sales” are our revenues generated from the sales of general line rigid metal and plastic containers, reduced for customer credits, sales returns and allowances, and earned quantity discounts.

Our net sales depend in large part on the varying economic and other conditions of the end-markets that we serve. Demand for our products correlates positively with the overall U.S. economy. Most of the end-markets we serve, including our largest market, the home improvement and repair market, have historically shown steady growth. Demand for our products may change due to changes in general and regional economic conditions, consumer confidence, weather, commodity prices, employment and personal income growth, each of which is beyond our control.

Metal segment pricing is based on the cost of steel, coatings, inks, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Pricing for our metal segment products generally changes around January 1 of each year. Typically, the price of our manufactured metal segment products is higher for larger, more complex products.

Plastics segment pricing is based on the cost of resin, colorant, fittings, labeling, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Pricing for our plastic segment fluctuates periodically as the cost of resin fluctuates. Typically, the price of our manufactured plastic segment products is higher for larger, more complex products.

Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate.

Our net sales are also impacted by the pass-through of price changes for steel and plastic resin as permitted in our sales agreements. Our metal segment selling prices generally increase around January 1st of each year. Our plastics segment selling prices change periodically throughout the year based on fluctuations in the cost of resin. We have generally been able to recover raw material price increases through pass-through mechanisms in our sales agreements.

The general line rigid metal and plastics industries have historically exhibited growth in volume as the markets for our products have expanded.

Expenses

Our expenses primarily consist of:

Cost of products sold (excluding depreciation and amortization), which includes raw materials, labor, rent, freight, utilities and operating supplies. Cost of products sold is primarily driven by the preceding conversion costs, production volume and the mix of the products that we manufacture. Moreover, we account for our inventories on a last-in-first out, or LIFO, basis and as a result our cost of products sold can vary significantly by period if there are fluctuations in the cost of our key raw materials, steel and plastic resin.

Depreciation and amortization, which includes depreciation of property, plant and equipment and amortization of identifiable intangible assets. Depreciation expense is primarily driven by capital expenditures, offset by the reduction of assets that become fully depreciated and disposals of equipment. Amortization expense is primarily driven by the valuation of intangible assets resulting from acquisitions.

Restructuring (adjustment) charge, which includes costs related to closing previously acquired facilities. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through consolidation of facilities and headcount reductions and include severance, rent on vacated facilities and equipment removal costs. Impairment charges result whenever the carrying amount of an asset may not be recoverable.

Selling and administrative expense, which includes corporate and sales salaries and incentive compensation, professional fees, insurance, stock based compensation, rent, bad debt expense and other corporate administrative costs. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance costs, changes to stock based compensation based on stock valuation and changes in incentive compensation expense.

Interest expense, net, which includes interest payments on our indebtedness. Changes in the amount of our indebtedness and fluctuations in interest rates can drive changes in these costs.

Other expense (income), net, includes foreign currency transaction gains and losses, gains and losses on sales of fixed assets, Kelso financial advisory fees and other non-operating costs.

Raw materials for the metal segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Steel producers have historically raised prices annually around January 1st of each year. Over the last four years there has been consolidation in the steel industry, and as a result our steel raw material purchases have been concentrated with the largest suppliers. In fiscal 2004, steel pricing increased more than historical levels due to increases in our steel producers’ cost of raw materials, primarily coke used to produce iron ore, and strong global demand. We have historically been able to secure steel to meet our customers’ requirements even during periods of high demand.

Raw materials for the plastics segment include resins, fittings and inks. Resin prices fluctuate periodically throughout the year and have increased approximately 68% over the last three years. We have generally been able to recover these raw material price increases through pass-through mechanisms in our sales agreements. We have historically been able to secure resin to meet our customers’ requirements even during periods of tight supply.

To reduce our overall cost of raw materials, we have periodically supplemented our steel and resin raw material supply with purchases on the spot market and additional purchases in advance of price increases.

Initial Public Offering

In March 2007, BWAY Holding filed with the SEC a registration statement on Form S-1 under the Securities Act related to its common stock. The SEC declared the registration statement effective on June 12, 2007 and on June 13, 2007, BWAY Holding common stock began trading on the New York Stock Exchange under the ticker symbol “BWY”. In this initial public offering of BWAY Holding common stock, certain selling stockholders, including Kelso (as defined below), our executive chairman and another member of the board, offered 10,039,216 shares at an issue price of $15.00 per share to the public, which represented a portion of their BWAY Holding common stock (the “IPO” or the “public offering”). We did not receive any proceeds from this offering.

Included in the nine months ended July 1, 2007, is approximately $29.6 million in expenses related to the IPO. The $29.6 million consists of approximately $2.5 million in offering costs, a $2.0 million fee to Deutsche Bank for advisory services, a $5.0 million fee to Kelso in consideration for termination of payment of annual financial advisory fees, a $10.0 million bonus to certain members of management , $0.5 million in taxes and benefits related to the management bonus and non-cash stock-based compensation of $9.6 million related to the accelerated vesting of certain stock options concurrently with the IPO.

Accounting for Inventory

We currently use the last-in, first-out method of accounting (“LIFO”) for the cost of inventories for our U.S. subsidiaries. We intend to change from LIFO to the first-in, first-out method of accounting (“FIFO”), upon the approval by the Internal Revenue Service (the “IRS”) of the FIFO method of accounting for income tax purposes, which we expect to receive in the fourth quarter of fiscal 2007. The inventories of our non-U.S. subsidiaries will continue to be valued using FIFO. After this change, all of our inventories will be valued using FIFO

Under the book-tax conformity rules of the Internal Revenue Code, the method of accounting for inventories for U.S. tax purposes must conform to the method of accounting used for financial reporting purposes. The election to change methods for tax purposes will result in additional taxes due of approximately $10.0 million, the majority of which is payable over four years. The additional tax is a result of accumulated tax deferrals.

We believe FIFO is preferable to LIFO because it (1) will better match revenues and expenses for financial and tax reporting purposes; (2) will provide a consistent valuation method for all of our inventories; (3) provides for period-end FIFO inventory values which will be more current in rising price environments, and, as such, will better approximate replacement cost; and (4) will reduce the administrative burden of calculating LIFO reserve adjustments.

The change in accounting method from LIFO to FIFO will be accounted for using the guidance of SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), as a change in accounting principle. Under SFAS No. 154, a change in accounting principle is reported through retrospective application to all prior periods as if that principle had always been used. The cumulative effect of the change in accounting principle on periods prior to those presented is recorded as an adjustment to retained earnings as of the beginning of the first period presented. In addition, the impact of the change shall be reflected in each statement of operations and statement of cash flows presented for the applicable period impact on those statements.

The following table summarizes the expected effect of the proposed change in accounting principle on the consolidated statements of operations for the three and nine months ended July 1, 2007 and July 2, 2006, on the consolidated statements of cash flows for the nine months ended July 1, 2007 and July 2, 2006, and the expected effect on the consolidated balance sheets as of July 1, 2007 and October 1, 2006:

	Three Months Ended				Nine Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
(Dollars in thousands)	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change
CONSOLIDATED STATEMENTS OF OPERATIONS:
Cost of products sold (excluding depreciation and amortization)	$236,695	$232,679	$204,889	$206,650	$607,383	$608,278	$583,891	$579,973
(Benefit from) provision for income taxes	(9,744)	(8,975)	4,564	4,564	(4,128)	(1,654)	4,721	3,986
Net (loss) income	(9,637)	(6,390)	9,310	7,549	(1,823)	(5,192)	9,621	14,274

Basic (loss) earnings per share	(0.46)	(0.31)	0.45	0.37	(0.09)	(0.25)	0.47	0.69

Diluted (loss) earnings per share	(0.46)	(0.31)	0.37	0.30	(0.09)	(0.25)	0.38	0.56

CONSOLIDATED STATEMENTS OF CASH FLOWS:
Adjustment for deferred income taxes					(9,672)	(7,198)	(7,290)	(8,025)
Change in inventories					(10,420)	(9,525)	(4,584)	327

	July 1, 2007		October 1, 2006
(Dollars in thousands)	As Reported	As Adjusted for Accounting Change	As Reported	As Adjusted for Accounting Change
CONSOLIDATED BALANCE SHEETS:
Inventories, net	$93,349	$110,300	$80,441	$98,287
Deferred tax assets	2,772	5,711	4,038	6,977
Goodwill	251,585	249,681	248,687	246,783
Deferred tax liabilities	60,350	62,824	71,292	71,292
Retained earnings	19,801	35,313	21,624	40,505

Acquisitions

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). We paid approximately $68.4 million in cash for the acquisition, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. The results of operations related to this acquisition are included from the acquisition date. The acquired business is included in our metal and plastics packaging segments.

On January 30, 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd. (“Vulcan”) for a purchase price of approximately CDN$7.1 million, including transaction costs, (approximately $6.0 million U.S. dollars at the closing date) (the “Vulcan Acquisition”). We funded the acquisition using available cash on hand. The acquired business is included in our metal packaging segment. In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we intend to close the Vulcan manufacturing facilities and terminate approximately 100 employees. In connection with the preliminary purchase price allocation, pursuant to EITF Issue 95-3, Reorganization of Liabilities in Connection with a Purchase Business Combination, we recorded a reorganization liability of approximately $3.4 million, which consists of severance payments, facility holding costs and facility closure costs. Of the $3.4 million liability, we expended $2.0 million through July 1, 2007 and expect to expend $0.4 million in the fourth quarter and the remainder in the first half of fiscal 2008.

The ICL and Vulcan Acquisitions are referred to in this discussion collectively as the “Canadian Acquisitions.”

Overview

The following highlights changes in our results of operations in the third quarter of 2007 from the third quarter of 2006. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•	The Canadian Acquisitions contributed $23.1 million to net sales and $3.8 million to gross margin.

•

Gross margin was negatively impacted by $2.5 million related to the Management IPO Bonus and by $1.8 million in stock-based compensation expense related to the accelerated vesting of stock options concurrently with the IPO. These costs are included in the corporate undistributed expenses in the discussion of cost of products sold (excluding depreciation and amortization) below.

•

Excluding the impact of the Canadian Acquisitions and the IPO related events, net sales increased $3.8 million (1.5%) and gross margin decreased $4.4 million (11.7%). The change in LIFO negatively impacted gross margin by $5.8 million. Excluding the additional impact of LIFO, gross margin increased $1.4 million (3.8%).

•	Excluding the impact of the Canadian Acquisitions, IPO related events and LIFO gross margin as a percent of net sales increased to 15.2% from 14.8%.

•

Selling and administrative expense includes $8.0 million related to the Management IPO Bonus and $7.8 million in stock-based compensation related to the accelerated vesting of stock options concurrently with the IPO. These costs are included in the corporate undistributed expenses in the discussion below.

•

As noted under “Initial Public Offering” above, total expenses of approximately $29.3 million related to the IPO are included in the results for the third quarter of 2007 and approximately $29.6 million are included in the results for the nine months ended July 1, 2007.

Results of Operations

Our operations are organized and reviewed by management along our products lines in two reportable segments–Metal Packaging and Plastics Packaging. See Note 10, “Business Segments,” to the unaudited consolidated financial statements under Part 1, Item 1, of this report for a discussion of our business segments.

The following tables set forth changes in our statements of operations for the each of the three and nine months ended July 1, 2007 and July 2, 2006.

	Three Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
Net sales	$269,532	$242,675	$26,857	11.1%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	236,695	204,889	31,806	15.5	87.8	84.4

Gross margin (excluding depreciation and amortization)	32,837	37,786	(4,949)	(13.1)	12.2	15.6

Depreciation and amortization	11,532	10,112	1,420	14.0	4.3	4.2
Selling and administrative expense	21,448	4,833	16,615	NM	8.0	2.0
Public offering expense	9,210	—	9,210	NM	3.4	—
Restructuring charge	29	338	(309)	(91.4)	—	0.1
Interest expense, net	9,630	8,441	1,189	14.1	3.6	3.5
Other expense, net	369	188	181	96.3	0.1	0.1

(Loss) Income before income taxes	(19,381)	13,874	(33,255)	NM	(7.2)	5.7
(Benefit from) provision for income taxes	(9,744)	4,564	(14,308)	NM	(3.6)	1.9

NET (LOSS) INCOME	$(9,637)	$9,310	$(18,947)	NM %	(3.6)%	3.8%

NM—NOT MEANINGFUL

	Nine Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
Net sales	$706,179	$669,467	$36,712	5.5%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	607,383	583,891	23,492	4.0	86.0	87.2

Gross margin (excluding depreciation and amortization)	98,796	85,576	13,220	15.4	14.0	12.8

Depreciation and amortization	34,107	30,449	3,658	12.0	4.8	4.5
Selling and administrative expense	31,939	14,391	17,548	NM	4.5	2.1
Public offering expense	9,527	—	9,527	NM	1.3	—
Restructuring (adjustment) charge	(135)	533	(668)	NM	—	0.1
Interest expense, net	28,353	24,952	3,401	13.6	4.0	3.7
Other expense, net	956	909	47	5.2	0.1	0.1

(Loss) income before income taxes	(5,951)	14,342	(20,293)	NM	(0.8)	2.1
(Benefit from) provision for income taxes	(4,128)	4,721	(8,849)	NM	(0.6)	0.7

NET (LOSS) INCOME	$(1,823)	$9,621	$(11,444)	NM	(0.3)%	1.4%

NM—NOT MEANINGFUL

Second Quarter and First Nine Months of 2007 versus Second Quarter and First Nine Months of 2006

Net Sales.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
NET SALES BY SEGMENT
Metal packaging	$162,626	$153,687	$8,939	5.8%	60.3%	63.3%
Plastics packaging	106,906	88,988	17,918	20.1	39.7	36.7

CONSOLIDATED NET SALES	$269,532	$242,675	$26,857	11.1%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
NET SALES BY SEGMENT
Metal packaging	$422,061	$405,984	$16,077	4.0%	59.8%	60.6%
Plastics packaging	284,118	263,483	20,635	7.8	40.2	39.4

CONSOLIDATED NET SALES	$706,179	$669,467	$36,712	5.5%	100.0%	100.0%

Included in net sales for the third quarter and first nine months of 2007 is approximately $23.1 million and $55.9 million, respectively, in net sales related to the Canadian Acquisitions. Net of this impact, net sales increased $3.8 million in the third quarter of fiscal 2007 and decreased $19.2 million in the first nine months of 2007 from comparable periods in 2006.

Metal packaging segment net sales increased due to sales attributable to the Canadian Acquisitions. Excluding the impact of the Canadian Acquisitions, net sales decreased due to a net decrease in volume. Demand for architectural paint and coatings, our largest end market segment for the metal packaging segment, weakened during the third quarter due to continued slowness in the housing market, primarily for both new single family homes and sales of existing single family homes.

Plastics packaging segment net sales increased due to sales attributable to the ICL Acquisition. Excluding the impact of the ICL Acquisition, sales were higher during the third quarter of 2007 compared to the same quarter last year due to increased volumes, favorable product mix with a higher level of blow molded container sales, and higher selling prices resulting from increases in resin costs passed through to customers in accordance with standard industry practices.

Cost of Products Sold (excluding depreciation and amortization).

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$141,615	$126,045	$15,570	12.4%	59.8%	61.5%
Plastics packaging	90,548	78,769	11,779	15.0	38.3	38.4

Segment CPS	232,163	204,814	27,349	13.4	98.1	100.0
Corporate undistributed expenses	4,532	75	4,457	NM	1.9	—

CONSOLIDATED CPS	$236,695	$204,889	$31,806	15.5%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$365,184	$342,514	$22,670	6.6%	60.2%	58.7%
Plastics packaging	237,649	241,207	(3,558)	(1.5)	39.1	41.3

Segment CPS	602,833	583,721	19,112	3.3	99.3	100.0
Corporate undistributed expenses	4,550	170	4,380	NM	0.7	—

CONSOLIDATED CPS	$607,383	$583,891	$23,492	4.0%	100.0%	100.0%

Included in cost of products sold, excluding depreciation and amortization, (“CPS”) for the third quarter and first nine months of 2007 is approximately $19.3 million and $46.1 million, respectively, in CPS related to the Canadian Acquisitions. In addition, corporate undistributed expenses include approximately $4.3 million in expenses associated with the IPO.

Metal packaging segment CPS increased $2.5 million and $3.4 million in the third quarter and first nine months of 2007 over the comparable periods of 2006 as a result of our LIFO method of accounting. Excluding the impact of LIFO and the Canadian Acquisitions, metal packaging segment CPS as a percentage of segment net sales increased to 85.2% from 81.9% and 85.4% from 84.4%,respectively, in the third quarter and first nine months of 2007 over the comparable periods of 2006. The increase is partially attributable to lower demand, a weaker mix of products sold, generally weaker operating performance for our aerosol can business and lower overall productivity.

Plastics packaging segment CPS increased $3.3 million and decreased $8.2 million in the third quarter and first nine months of 2007 over the comparable periods of 2006 due to our LIFO method of accounting. Excluding the impact of LIFO and the ICL Acquisition, plastics packaging segment CPS as a percentage of segment net sales decreased to 84.0% and 86.3% in the third quarter and first nine months of 2007, respectively, from 90.7% and 90.1% in the third quarter and first nine months of 2006, respectively. The decrease is attributable to increased volumes, favorable product mix, improved plant productivity and favorable timing with regard to resin price changes and selling price pass-through.

Depreciation and Amortization.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$5,700	$5,149	$551	10.7%	49.5%	50.9%
Plastics packaging	5,666	4,508	1,158	25.7	49.1	44.6

Segment D&A	11,366	9,657	1,709	17.7	98.6	95.5
Corporate undistributed expenses	166	455	(289)	(63.5)	1.4	4.5

CONSOLIDATED D&A	$11,532	$10,112	$1,420	14.0%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%	July 1, 2007	July 2, 2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$16,818	$15,809	$1,009	6.4%	49.3%	51.9%
Plastics packaging	16,442	13,209	3,233	24.5	48.2	43.4

Segment D&A	33,260	29,018	4,242	14.6	97.5	95.3
Corporate undistributed expenses	847	1,431	(584)	(40.8)	2.5	4.7

CONSOLIDATED D&A	$34,107	$30,449	$3,658	12.0%	100.0%	100.0%

The increase in metal packaging segment depreciation and amortization expense (“D&A”) in the third quarter and first nine months of 2007 primarily relates to depreciation and amortization of long-lived and identifiable intangible assets acquired in the Canadian Acquisitions. Excluding the impact of the Canadian Acquisitions, the increase in D&A primarily relates to higher depreciation in our plastics packaging segment related to assets acquired through capital spending The decrease in corporate D&A in the third quarter and first nine months is due to lower depreciation of existing corporate assets.

Selling and Administrative Expense.

	Three Months Ended		Change			As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%		July 1, 2007	July 2, 2006
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$1,606	$1,536	$70	4.6%		7.5%	31.8%
Plastics packaging	1,135	946	189	20.0		5.3	19.6

Segment S&A	2,741	2,482	259	10.4		12.8	51.4
Corporate undistributed expenses	18,707	2,351	16,356	NM		87.2	48.6

CONSOLIDATED S&A	$21,448	$4,833	$16,615	NM	%	100.0%	100.0%

	Nine Months Ended		Change			As a % of the Total
(Dollars in thousands)	July 1, 2007	July 2, 2006	$	%		July 1, 2007	July 2, 2006
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$4,567	$4,903	$(336)	(6.9)%		14.3%	34.1%
Plastics packaging	3,283	2,765	518	18.7		10.3	19.2

Segment S&A	7,850	7,668	182	2.4		24.6	53.3
Corporate undistributed expenses	24,089	6,723	17,366	NM		75.4	46.7

CONSOLIDATED S&A	$31,939	$14,391	$17,548	NM	%	100.0%	100.0%

Selling and administrative expense (“S&A”) in the third quarter and first nine months of 2007 related to the Canadian Acquisitions was $0.4 million and $1.3 million, respectively. Selling and administrative expense (“S&A”) in the third quarter and first nine months of 2007 includes $8.0 million related to the Management IPO Bonus and $7.8 million related to stock-based compensation associated with accelerated vesting of certain stock options concurrently with the IPO.

Public Offering Expense

In the first nine months of fiscal 2007, we incurred approximately $9.5 million in expenses related to the IPO. These expenses consist of $5.0 million paid to Kelso to terminate the quarterly financial advisory fee, $2.0 million paid to Deutsche Bank Securities, Inc. for advisory services, and approximately $2.5 million in professional fees and other expenses. Approximately $0.3 million and $9.2 million were expensed in the second and third quarter, respectively.

Interest and Taxes

Interest Expense, Net. Interest expense, net, increased $1.2 million and $3.4 million in the third quarter and first nine months of 2007, respectively. Additional debt associated with the ICL Acquisition resulted in an increase of $0.8 million and $2.3 million in the third quarter and first nine months, respectively. The remainder of the increase in interest expense, net, for the third quarter and first nine months of 2007 is primarily a result of higher interest rates, partially offset by lower average debt outstanding on the U.S. Term Loan over the comparable periods.

Provision for Income Taxes. Income tax expense decreased $14.3 million and $8.8 million in the third quarter and first nine months of 2007, respectively, primarily due to the loss before income taxes in the third quarter of 2007. Our effective tax rate for the third quarter and first nine months of fiscal 2007 was impacted by the third quarter loss as a result of as a result of $29.3 million in expenses associated with the IPO, the non-deductibility of a portion of such expense and, in part, to the expiration at the end of 2006 of a federal tax credit for possession corporations, which provided a benefit related to our operations in Puerto Rico.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year. For example, in the first quarter of fiscal 2006 and 2005 our net sales were 22% and 21%, respectively, of our total annual net sales and our gross profit was 13% and 16% of our total annual gross profit, respectively.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first nine months of 2007 and 2006 were primarily financed through internally generated cash flows and cash on hand.

During the first nine months of 2007, working capital increased $15.5 million to $86.5 million, which includes a decrease in cash and cash equivalents of $40.9 million. We voluntarily repaid $20.0 million of principal on the US Term Loan and paid $30.8 million in interest and $6.0 million for Vulcan. During the first nine months of 2007, accounts receivable increased $17.6 million, inventories increased $9.5 million (excluding a $0.9 million non-cash decrease in the LIFO reserve) and accounts payable increased $2.0 million. Accounts receivable and inventories generally increase in the first nine months of the year as a result of higher sales in the third quarter and to meet demand in the fourth quarter, respectively. During the first nine months of 2007, we paid approximately $30.8 million in interest and approximately $8.1 million in income taxes, primarily related to estimated tax payments for fiscal 2007.

During the first nine months of 2006, working capital increased $15.2 million to $68.9 million, which includes a decrease in and cash and cash equivalents of $29.3 million. We voluntarily repaid approximately $30.0 million of principal on the US Term Loan, paid approximately $28.5 million in interest and paid approximately $12.8 million in income taxes, primarily related to estimated tax payments for fiscal 2005. During the first nine months of 2006, accounts receivable increased $11.0 million, inventories increased $4.6 million (excluding a $3.9 million non-cash increase in the LIFO reserve) and accounts payable increased $11.5 million.

Changes in working capital experienced in the first nine months of our fiscal year are not necessarily indicative of changes that should be expected for the entire fiscal year.

Long-term debt outstanding, including the current portion, at July 1, 2007 and October 1, 2006 was $429.2 million and $440.0 million, respectively. The decrease in long-term debt is primarily due to the voluntary repayment of $20.0 million in the first quarter of 2007, partially offset by $7.0 million in revolver borrowings outstanding at July 1, 2007. There were no revolver borrowings outstanding at October 1, 2006. The outstanding revolver borrowings is a result of payments associated with the IPO in mid-June 2007, which required cash of approximately $20.0 million for the Management IPO Bonus and IPO related costs.

At July 1, 2007, we had $36.4 million in revolving credit available to us and our U.S. subsidiaries, after taking into consideration the $7.0 million in outstanding revolver borrowings and $6.6 million in standby letters of credit, which reduce available borrowings, and $5.0 million in revolving credit available to our Canadian subsidiary. We believe we have sufficient borrowing capacity under the revolvers to provide adequate resources to meet any short-term cash shortfalls due to the timing of cash flows. However, we may be limited by our credit agreement in our ability to provide funds to our Canadian subsidiary if its revolver is insufficient. When practicable, we use excess cash to permanently pay down a portion of the term loans.

Interest rates on our term loan and revolver borrowings are variable. The weighted-average interest rate on variable rate borrowings outstanding was approximately 7.0% at July 1, 2007 and October 1, 2006. We are exposed to increases in interest rates in the U.S. and Canada. See “Market Risk” below.

The credit agreement governing our U.S. Term Loan, U.S. Revolver, Canadian Term Loan and Canadian Revolver requires that for the twelve months ended July 1, 2007 we maintain a minimum Consolidated Interest Coverage Ratio of 2.70. For the twelve months ended July 1, 2007, that ratio was 3.32.

The credit agreement also requires that for the twelve months ended July 1, 2007 we not exceed a Maximum Consolidated Total Leverage Ratio of 4.80. For the twelve months ended July 1, 2007, that ratio was 3.59.

We believe cash provided from operations and available revolver borrowings will provide sufficient working capital to operate our business, to make expected capital expenditures, to meet foreseeable liquidity requirements, including debt service on the Senior Notes, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Senior Notes, or to fund our other liquidity needs in the long term.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the nine months ended July 1, 2007 and July 2, 2006.

	Nine Months Ended		Change
(Dollars in thousands)	July 1, 2007	July 2, 2006
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5,964)	$19,783	$(25,747)
NET CASH USED IN INVESTING ACTIVITIES	(24,026)	(19,617)	(4,409)
NET CASH USED IN FINANCING ACTIVITIES	(10,816)	(29,447)	18,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,048	$22,608

Net (loss) income adjusted for non-cash items (depreciation, amortization of other intangible assets and deferred financing costs, loss on disposition of property, plant and equipment and stock-based compensation expense) provided cash from operating activities of $44.7 million and $42.9 million in the first nine months of 2007 and 2006, respectively. The change in working capital used operating cash of $42.4 million and $44.9 million in the first nine months of 2007 and 2006, respectively. In addition, we used cash of approximately $20.0 million in the first nine months of 2007 for IPO related expenses.

Net cash used in investing activities includes capital expenditures of $18.1 million and $20.3 million in the first nine months of 2007 and 2006, respectively. We expect annual capital expenditures for 2007 to exceed 2006 annual capital expenditures by approximately $1.0 to $3.0 million. The Vulcan Acquisition in the second quarter of 2007 used cash on hand of approximately US$6.0 million.

Net cash used in financing activities in the first nine months of 2007 and 2006 relates primarily to term loan repayments of $20.4 million and $30.0 million in the first nine months of 2007 and 2006, respectively. The majority of these repayments were voluntary repayments using excess cash on hand. Repayments in the first nine months of 2007 were partially offset by $7.0 million, net, in revolver borrowings and approximately $2.8 million received related to the exercise of stock options.

The Senior Notes and the Credit Facility are more fully discussed in Note 4, “Long-Term Debt”, to the unaudited consolidated financial statements in Part I, Item 1, of this report.

The indenture to the Senior Notes and the credit agreement related to the Credit Facility each contain covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. See “Risk Factors–Restrictive covenants in debt agreements of our company and its subsidiaries could restrict our operating flexibility.”

At July 1, 2007, we were in compliance with all applicable covenants contained in each of the indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

Productivity Improvements

We regularly review opportunities to reduce costs and improve operating results, and we are currently evaluating certain cost reduction strategies, which include plant consolidations, spending reductions and headcount elimination. We expect these initiatives to result in cost savings in future periods, which we believe will exceed the near-term cost of the initiatives. As discussed below, we have begun to implement these initiatives in the fourth quarter of 2007. Although the cost of the current initiative is not considered material, the cost of future initiatives could be material in the period in which they are incurred.

In the fourth quarter of 2007, management implemented a plan to terminate approximately 20 salaried positions. We expect to incur approximately $0.3 million related to these terminations. Management estimates the plan to eliminate these positions will result in approximately $2.1 million in annual savings.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At July 1, 2007, we had borrowings of $229.2 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.5 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would decrease the market value of the Senior Notes by approximately $5.8 million.

Foreign Exchange

Our earnings are exposed to the fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For fiscal 2006, approximately 1.8% of net sales were in Canadian dollars. For the first nine months of 2007, approximately 8% of our net sales were denominated in Canadian dollars. Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to these purchases.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

We require substantial amounts of raw materials in our operations, including steel, resin and energy. We purchase all of our raw materials from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their ability to supply these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and price of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels.

The price of these raw materials, such as steel and resin, has been subject to volatility in the past. Historically, we have generally been able to increase the selling price of our products to reflect increases in the cost of steel and plastic resin, but we may not be able to do so in the future, and we have generally not been able to pass on to our customers any price increases in the costs of the other raw materials we utilize in our business.

To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we are not be able to increase the selling price of our products to reflect increases in the costs of raw materials, or if we experience any interruptions or shortages in the supply of raw materials, our operating margins could materially decrease. In addition, our manufacturing operations are dependent on the availability of natural gas and electricity. In certain cases, these energy sources may become difficult to obtain on acceptable terms due to external factors, or may only be available at substantially increased cost, which could increase our operating costs or interrupt our ability to produce our products.

Critical Accounting Policies

For a summary of our critical accounting policies, see management’s discussion and analysis in Item 7 of the Annual Report. Our critical accounting policies have not changed since October 1, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our significant contractual obligations, see the “Contractual Obligations and Commercial Commitments” section of Item 7 in the Annual Report. The nature of the obligations has not materially changed since October 1, 2006.

At July 1, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.6 million primarily in favor of our workers’ compensation insurers.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 9 to the unaudited consolidated financial statements in Part I, Item 1, of this report, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” in Part I, Item 2, of this report, which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See “Commodity Risk” in Part 1, Item 2, of this report, which is incorporated herein by reference.

Our earnings are exposed to the fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the first nine months of 2007, approximately 9% of our net sales were denominated in Canadian dollars. Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to these purchases.

Item 4.	Controls and Procedures

We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control for financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that as of July 1, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes occurred during the quarter ended July 1, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.3 million at July 1, 2007 and October 1, 2006 related to pending litigation matters, other than as discussed below.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Approximately 33 cases arising out of the sale of lead pigment for use in lead-based paint have been filed in the Circuit Court of Milwaukee County, Wisconsin against our wholly owned subsidiary Armstrong Containers Inc., or “Armstrong” based on allegations that Armstrong is a successor in interest to the John R. MacGregor Co. and/or MacGregor Lead Company, or “MacGregor.” MacGregor was involved in the manufacture and sale of lead pigment from about 1937 until 1971, when MacGregor sold its lead and paint businesses to third parties. Three of these cases were originally filed against BWAY Corporation but plaintiffs agreed to the dismissal of BWAY Corporation and the substitution of Armstrong as the defendant in those cases. These cases seek to recover unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead-based paint.

In these cases, Armstrong has answered the complaints, denying the allegations contained therein. These cases are currently in the discovery phase.

In the Godoy case, the court has entered an order approving a joint stipulation of the parties to extend all deadlines until a resolution of the appeal of the trial court’s order granting Defendants’ motion to dismiss Plaintiff’s design defect claim.

Also, Plaintiff in the T. Moore case has agreed to dismiss her case without prejudice (which means that it could be refiled at a later date). The parties have circulated a draft stipulation of dismissal for review, which they plan to submit to the court within the next few weeks.

We have been advised by plaintiffs’ counsel that other cases are likely to be filed which will name Armstrong as a defendant. Armstrong intends to defend these cases vigorously.

Public Nuisance Cases

Between December 2006 and April 2007, Armstrong, along with a number of other companies, was named as a defendant in the following lead paint cases that allege liability primarily based on a public nuisance theory:

City of Columbus, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. Du Pont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers and John Doe Corporations, Defendants; Court of Common Pleas, Franklin County, Ohio, Civil Division; Civil Action File No. 06CVH12 16480;

City of Canton, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Stark County, Ohio, Civil Division; Civil Action File No. 2006CV05048;

City of Cincinnati, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Hamilton County, Ohio, Civil Division; Civil Action File No. A0611226;

City of Athens, Ohio vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. Du Pont De Nemours, Atlantic Richfield Company, Cytec Industries, Inc., American Cyanamid Company, Armstrong Containers, and John Doe Corporations; In the Court of Common Pleas, Athens County, Ohio, Civil Division; Case No. 07 CI 136;

City of Dayton, Ohio vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. Du Pont De Nemours and Company, Atlantic Richfield Company, Cytec Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., Lyondell Chemical Company, and John Doe Corporations; In the Court of Common Pleas, Montgomery County, Ohio, Civil Division; Case No. 07-2701;

City of Massillon, Ohio vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. Du Pont De Nemours and Company, Atlantic Richfield Company, Cytec Industries, Inc., American Cyanamid Company, Armstrong Containers, and John Doe Corporations; In the Court of Common Pleas, Start County, Ohio, Civil Division; Case No. 2007 CV 01224;

City of Youngstown, Ohio, Individually and on behalf of the People of the State of Ohio vs. Sherwin-Williams Company, E.I. Du Pont De Nemours and Company, American Cyanamid Company,

Armstrong Containers, Inc., Atlantic Ritchfield Company, Conagra Grocery Products Company, Cytec Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc., and John Doe Corporations; In the Court of Common Pleas, Mahoning County, Ohio, Civil Division; Case No. 07 CV 1167; and

State of Ohio, ex rel. Marc Dann Attorney General vs. Sherwin-Williams Company, E.I. Du Pont De Nemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Ritchfield Company, Conagra Grocery Products Company, Cytec Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc., and John Doe Corporation; In the Court of Common Pleas, Franklin County, Ohio; Case No. 07 CV 014587.

Armstrong has been named as a defendant on the ground that it is an alleged successor in interest to MacGregor. Plaintiffs contend that lead paint is hazardous to human health, particularly the health of children. Plaintiffs assert claims for public nuisance as well as claims for unjust enrichment, indemnity and concert of action, and seek to recover compensatory damages including the costs of abating the alleged nuisance. The complaints also seek punitive damages.

In June 2007, the city of Cincinnati dismissed its public nuisance lawsuit without prejudice (which means that it can refile, although it has not done so as of August 6, 2007).

The city of Canton and city of Massillon cases, which were both filed in Stark County Court of Common Pleas, have been consolidated into one action by Judge Reinbold, under the city of Canton case number. The city of Columbus and state of Ohio cases, which were filed in the Franklin County Court of Common Pleas, also were consolidated into one action under Judge Brown.

Scheduling orders have been entered in some cases. Defendants have filed motions to dismiss in each of the above referenced public nuisance cases in accordance with the filing deadlines. The court in the Canton-Massillon case held a hearing on Defendants’ Motion to Dismiss on July 23, 2007. The court did not issue a ruling on the motion at that time, but took the matter under advisement. The court in the city of Youngstown case has scheduled a hearing on September 10, 2007. No other hearing dates currently have been set.

In the city of Athens, city of Dayton and city of Youngstown cases, in addition to filing motions to dismiss, Defendants have filed a motion seeking to bar the payment of contingency fees to Plaintiffs’ outside counsel.

Plaintiffs previously had moved to stay many of the public nuisance cases pending resolution of a proceeding between the Ohio state legislature and the Ohio governor’s office regarding legislation relating to public nuisance claims, which proceeding is presently before the Ohio Supreme Court. On July 31, 2007, the Ohio Supreme Court issued its ruling in connection with this proceeding. The Ohio Supreme Court ruled that the new governor’s attempted veto of the legislation was ineffective and granted the legislature’s petition for issuance of a writ of mandamus directing the secretary of state to treat the legislation as the law of the state of Ohio. Among other things, the legislation confirms that in cases arising out of the sale of products such as the lead paint lawsuits, a plaintiff must identify the manufacturer of the product that allegedly caused the harm, something the lead paint public nuisance plaintiffs have been unable to do to date.

In February 2006, a jury in Rhode Island returned a verdict in a statewide lead-paint based public nuisance suit (in which Armstrong was not named as a defendant) finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) certain defendants caused or substantially contributed to the creation of the public nuisance, and (iii) certain defendants should be ordered to abate the public nuisance. The court in this case may order these defendants to make payments to fund lead paint abatement affecting both public and private properties, and certain other health and safety programs, although the extent of such payments is not certain. The defendants have appealed the decision of the trial court. The February 2006 verdict may increase the likelihood that additional similar cases will be filed in other jurisdictions.

The highest courts of Missouri and New Jersey recently dismissed as a matter of law public nuisance claims by municipal plaintiffs against former lead pigment manufacturers. The Missouri Court affirmed summary judgment for the defendants in a public nuisance lawsuit by the City of St. Louis because the city could not identify the manufacturer of lead paint in homes where it had incurred abatement costs. City of St. Louis v. Benjamin Moore & Co., 2007 WL 1693582, at *3-5 (Mo. June 12, 2007). The New Jersey Supreme Court recently affirmed a trial court decision granting a motion to dismiss the complaints of 26 New Jersey cities and counties, rejecting the public nuisance claim as a matter of law on multiple grounds. In re Lead Paint Litigations, 2007 WL 1721956, at *13-19 (N.J. June 15, 2007)

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. At October 1, 2007, we had accrued approximately $0.5 million in legal fees and expenses related to these matters. There was no accrual for legal fees and expenses related to these matters at July 1, 2007.

Tender of Lead Pigment and Lead Paint Litigation to Insurers

In connection with the personal injury cases, the lawsuits were tendered to Armstrong’s insurers for which Armstrong had policies in place during the potentially relevant time period, which currently is 1989 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date.

Notwithstanding this general approach, one of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in state court in Wisconsin on May 21, 2007. That case is styled as Liberty Mutual Insurance Company v. BWAY Corporation, et al., Circuit of Milwaukee County, State of Wisconsin, Case No. 07-CV-005625 (“Wisconsin Declaratory Judgment Action). In the Wisconsin Declaratory Judgment Action, Liberty seeks a declaration that Liberty is not required to defend or indemnify BWAY or Armstrong, under two insurance policies that Liberty issued to BWAY, in connection with the following three personal injury lead paint lawsuits: (1) Anthony Johnson v. SJM Properties, LLC, et al., Case No. 07-CV-0000343, in the Circuit Court of Milwaukee County, Wisconsin; (2) Demond’Dre Myers v. Brenda Scott, et al., Case No. 06-CV-012658, in the Circuit Court of Milwaukee County, Wisconsin; and (3) Perrion Ruffin, et al. v. Perry Gladney, et al., Case No. 06-CV-012650, in the Circuit Court of Milwaukee County, Wisconsin. The policy period for the Liberty Mutual policies at issue begins on October 1, 2004 and ends on October 1, 2006, and those policies may represent our only potentially available coverage for that period. At this time, Liberty continues to participate in the defense of the other personal injury cases. Our current insurance policy for the 2006-2007 policy year, also issued by Liberty, contains a lead exclusion that may exclude coverage for claims arising from the sale of lead pigment and/or lead-based paint.

In its complaint, Liberty argues that there are a number of reasons why it is not obligated to defend or indemnify BWAY or Armstrong under the subject policies, including on the ground that the “pollution exclusion” clause contained in these policies bars coverage for lead paint claims under Wisconsin law. The courts in Wisconsin have held in other cases that certain “pollution exclusion” clauses do bar coverage for lead paint claims. We believe, however, that these cases do not apply to our insurance policies. The other insurance policies pursuant to which our insurers currently are participating in the defense of lead paint-related personal injury cases against us contain “pollution exclusion” clauses.

Armstrong and BWAY have removed the Wisconsin Declaratory Judgment Action to federal court. Liberty has filed a motion to remand, seeking to have this case returned to state court. The parties have briefed the motion to remand. Armstrong and BWAY also have filed a motion to dismiss this action due to lack of personal jurisdiction over Armstrong and BWAY.

In addition, Armstrong filed a declaratory judgment action against Liberty and certain individuals on or about June 6, 2007 in the Superior Court for Gwinnett County, State of Georgia (“Georgia Declaratory Judgment Action”). Armstrong is seeking a determination that there is coverage under its 2004-2005 and 2005-2006 policies with Liberty and that Liberty be required to indemnify it for any losses and reimburse it for defense costs, in accordance with the terms of such policies. In the Georgia Declaratory Judgment Action. Liberty Mutual has answered the Complaint, asserting numerous defenses. Liberty Mutual has filed a motion to stay discovery based upon the pendency of the Wisconsin Declaratory Judgment Action. Liberty Mutual also has filed a motion seeking to dismiss the Georgia Declaratory Judgment Action on the ground that the Georgia Court lacks subject matter jurisdiction over this matter. Armstrong is in the process of responding to these motions.

Armstrong intends to litigate these actions vigorously. However, given that these actions are in a very early stage, Armstrong cannot at this time predict the outcome of this litigation or what the impact of an adverse judgment might be with respect to these policies, or any other policies issued by Liberty or our other insurers that may potentially provide for coverage for the claims asserted in the personal injury lead paint cases referenced above, the other personal injury lawsuits pending against Armstrong in Wisconsin, or any other current or future lead paint related claims against Armstrong.

For further discussion of both the personal injury and public nuisance cases related to lead pigment and lead-based paint, see “Risk Factors—Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products” and “—The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial position, results of operations and/or cash flows.”

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in this Item 1A, which could materially affect our business, financial condition, results of operations or cash flows. There have been material changes in the Risk Factors as previously disclosed in the Annual Report, and such changes are reflected immediately below. The following risk factors are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations or cash flows.

Competition from other steel or plastic container manufacturers could significantly impact our profitability, as could an election by our customers to self-manufacture their steel or plastic container requirements.

The container industries in which we do business are highly competitive and some of our competitors have greater financial, technical, sales and marketing or other resources than we do. The principal methods of competition in our industry include price, manufacturing capacity, proximity to customers, manufacturing flexibility and quality. We may not be able to compete successfully with respect to any of these factors. Competition could force us to reduce our prices or could otherwise result in a loss of market share for our products. In addition, some manufacturers of products that are packaged in steel or plastic containers produce their own steel or plastic containers. The election by some of our existing customers, or potential future customers, to manufacture their steel or plastic containers in-house could significantly impact our profitability.

Our customer contracts generally allow our customers to change, and, in some cases, terminate their contracts on short notice.

Some of our fiscal 2006 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time in the past, we may have a short-term or long-term inability to supply all of its requirements from our own manufacturing facilities and may be required to purchase containers from third parties or take other proactive steps in order to fill that customer’s order. Our inability to supply a customer’s specific requirements from our manufacturing facilities could materially adversely affect our relationship with that customer or increase our operating costs.

In addition, many of our requirements contracts with our customers provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the competitive proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the competitive proposal.

The loss of a key customer could have a significant negative impact on our sales and profitability.

In fiscal 2006, approximately 35% of our net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 15% of our net sales during fiscal 2006. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

The loss of one or more members of our senior management team could adversely affect our ability to execute our business strategy.

We are dependent on the continued services of our senior management team. The loss of any such key personnel could have a material adverse effect on our ability to execute our business strategy. We do not maintain key-person insurance for any of our officers, employees or directors.

Increases in the price of our raw materials or energy supply or interruptions or shortages in the supply of raw materials could cause our production costs to increase, which could reduce our ability to compete effectively and erode our margins.

We require substantial amounts of raw materials in our operations, including steel, resin, energy, various inks and coatings. We purchase all raw materials we require from outside sources, and consolidate our steel and resin purchases among a select group of suppliers in an effort to leverage purchasing power. As a result, our purchases of both steel and resin are concentrated with a few suppliers and any interruptions in their supply of these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. In addition, the availability and prices of our raw materials may be subject to curtailment or change due to new laws or regulations. For example, the United States previously imposed tariffs or quotas on imports of certain steel products and steel slabs. The availability and prices of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants), our inability to leverage our purchasing power as successfully as we have in the past, changes in exchange rates and worldwide price levels. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel and plastic resin, but we may not be able to do so in the future and we have generally not been able in the past to pass on any price increases to our customers in the prices of the other raw materials we utilize in our business. To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we are not able to increase the price of our products to reflect increases in the prices of raw materials or we experience any interruptions or shortages in the supply of raw materials, our operating costs could materially increase.

The cost of producing our products is also sensitive to our energy costs such as natural gas and electricity. Energy prices, in particular natural gas, have increased in recent years, with a corresponding effect on our production costs.

Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products or products of our customers.

We are subject to the risk of exposure to product liability and product recall claims if any of our products are alleged to have resulted in property damage, based, for example, on alleged product defect. We do maintain product liability insurance, but this insurance may not be adequate to cover losses related to product liability claims brought against us. Product liability insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms, if at all. In addition, we do not maintain any product recall insurance, so any product recall we are required to initiate could have a significant impact on our financial position, results of operations and/or cash flows.

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows.

Several leading paint manufacturers are defendants in a substantial number of lawsuits concerning exposure of children to lead-based paint applied thirty or more years ago, including litigation brought by state and local governments alleging that lead pigment in paint constitutes a public nuisance requiring, among other types of relief, abatement. This or similar product liability litigation could have a material adverse effect on the financial condition of these paint manufacturers, which include several of our paint container customers. To the extent our orders decrease or we are unable to collect receivables from customers due to the effects of product liability litigation on our customers, including the lead-based paint litigation referred to above, our results of operations could be unfavorably affected.

In addition, one of our subsidiaries, Armstrong Containers, Inc., or “Armstrong,” has been named as one of several defendants in 33 lead-related cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. In addition, Armstrong has been named as one of several defendants in eight of the public nuisance cases referred to above. Plaintiffs in the public nuisance cases seek compensatory and punitive damages, including the cost of abating the alleged nuisance, and plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment/lead based paint litigation against Armstrong and encourage an increase in the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

For a more detailed discussion of this litigation, see “Legal Proceedings.”

Increased consolidation in our end markets may result in the loss of customers, increased exposure to business risks of larger customers and increased pricing pressure.

In several of our end markets, such as paint and related products, there has been increased consolidation through mergers and acquisitions in recent years, and this trend may continue. We may lose customers if they are not the surviving entity in future mergers and acquisitions. In addition, our results of operations would be increasingly sensitive to changes in the business of customers that represent a larger portion of our sales or to any deterioration of these customers’ financial condition. A smaller number of larger customers as a result of industry consolidation may also exert pressure on us with respect to pricing and payment terms or require us to make changes to our facilities or operations, potentially adversely impacting our financial position, results of operations and/or cash flows.

The availability and pricing of steel could be significantly affected by consolidation of key suppliers.

The steel industry has experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse affect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Deceleration of the recent growth in our end markets could negatively impact our net sales.

Despite growth in recent years in the end markets for our products, we cannot assure you that the end markets for our products will continue to grow at current rates in the future. Our revenues are correlated to the performance of our end markets, especially the home improvement and repair sector. Therefore, we believe that if demand in our end markets were to decline or even grow less quickly, this could have a material adverse effect on our business, financial position, results of operations and/or cash flows should our customers reduce their purchases of our products or if we are required to reduce our prices or make changes to our operations.

An increase in the use of alternative packaging as a substitute for the steel and plastic containers we sell could adversely affect our profitability.

Our steel and plastic containers are used by our customers to package a diverse range of end-use products. A variety of substitute products are available to package these end-use products, including steel and plastics, and to a lesser extent, composites and flexible packaging containers. From time to time, our customers, including some of our larger customers, have used such alternative methods to package their products.

A widespread introduction of alternative packages by our customers or by other companies as a substitute for steel or plastic containers could significantly reduce our sales to our customers. More generally, a decrease in the costs of substitute products, improvements in the performance characteristics of substitute products or the successful development or introduction of new substitute products could significantly reduce our customers’ orders and our profitability.

Labor disruptions with that portion of our workforce which is unionized could decrease our profitability.

At July 1, 2007, approximately 24% of our hourly employees worked under various collective bargaining agreements. Of our nine collective bargaining agreements, the agreement with our largest union, which is located at our Cincinnati facility and represents approximately 34% of our unionized workforce, became amendable in August 2007. We may not be able to negotiate this or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs.

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other constituents. For example, we received a letter dated March 14, 2007 from the U.S. Environmental Protection Agency, or EPA, stating that corrective action is required at our Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by EPA occurred prior to our ownership of the site. We are working with the EPA to address their concerns and have notified a former owner of the site who we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in the third quarter of fiscal 2005, we joined a potentially responsible party, or PRP, group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

We may not succeed in our strategy of pursuing selective acquisitions.

As part of our business strategy, we intend to continue to evaluate and selectively pursue acquisitions. However, we may not be able to locate or acquire suitable acquisition candidates at attractive cash flow multiples consistent with our strategy, and we may not be able to fund future acquisitions because of limitations relating to our indebtedness or otherwise. Successful integration of any acquired business will require significant management and economic resources and could divert our focus from our day-to-day operations. In addition, to the extent that we make any acquisition in the future, our failure to integrate the acquired business successfully could significantly impair our financial position, results of operations and/or cash flows.

Our quarterly operating results may fluctuate due to seasonality and other factors.

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. As a result of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the first quarter of fiscal 2006 and 2005 our net sales were 22% and 21%, respectively, of our total annual net sales and our gross profit was 13% and 16% of our total annual gross profit, respectively.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes as a result to our customers. We account for inventories on a last-in-first-out, or LIFO basis, and a sharp decline in the price of raw materials from one quarter to the next could result in significant fluctuation in our quarterly earnings, which could have a material adverse effect on our business, financial position, results of operations and/or cash flows. For example, in the first quarter of fiscal 2006, we had a net loss of approximately $4.6 million, due, in part, to approximately $6.6 million in additional cost of products sold related to increases in plastics inventory costs as a result of our LIFO method of accounting. We intend to adopt the first-in, first-out basis, or FIFO basis, of accounting for inventories in the fourth quarter of fiscal 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting for Inventory.”

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our credit facility, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows.

BWAY may be unable to repay the senior subordinated notes at their maturity or to refinance them on acceptable terms.

BWAY’s 10% senior subordinated notes become due in 2010. BWAY’s ability to repay or to refinance its obligations under these notes will depend on our general financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our obligations under BWAY’s senior subordinated notes, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. Our credit facility and the indenture governing BWAY’s senior subordinated notes restrict our ability to dispose of assets and restrict the use of proceeds from any such dispositions. We cannot assure you we will be able to consummate those sales, or, if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indenture governing our senior subordinated notes and the agreement governing our credit facility contain numerous covenants and require us to meet certain financial ratios and tests based on Adjusted EBITDA. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Restrictive covenants in debt agreements of our company and its subsidiaries could restrict our operating flexibility.

Our credit facility and the indenture governing our senior subordinated notes contain affirmative and negative covenants that limit the ability of our company and its subsidiaries to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise. The credit facility requires us to maintain specified financial ratios and satisfy other financial conditions. The credit facility restricts, among other things and subject to certain exceptions, the ability of our company (and/or the ability of some or all of its subsidiaries) to:

•	incur additional debt;

•	pay dividends or distributions on its capital stock or to repurchase its capital stock;

•	make certain investments, loans or advances;

•	create liens on our assets to secure debt;

•	engage in transactions with affiliates;

•	merge or consolidate with another company;

•	transfer and sell assets;

•	incur guarantee obligations;

•	prepay other indebtedness or amend other debt instruments;

•	enter into sale and leaseback transactions;

•	make acquisitions; and

•	change the business conducted by us.

In addition, under our credit facility, we are required to comply with financial covenants, including a minimum Consolidated Interest Coverage Ratio and a maximum Consolidated Total Leverage Ratio.

The indenture governing our senior subordinated notes also contains restrictive covenants that, among other things limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends, redeem stock or make other distributions;

•	make restricted payments or investments;

•	create liens on assets;

•	transfer or sell assets;

•	engage in mergers or consolidations;

•	engage in certain transactions with affiliates;

•	incur guarantee obligations; and

•	change the business conducted by us.

Our ability to comply with the covenants and restrictions contained in our credit facility and our ability to comply with the covenants and restrictions contained in the indenture governing our senior subordinated notes may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under either our credit facility or the indenture governing our senior subordinated notes that would permit the applicable lenders or holders, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to make borrowings under our credit facility and may not be able to repay the amounts due under our credit facility and our senior subordinated notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

BWAY may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing its senior subordinated notes

Under the indenture governing BWAY’s senior subordinated notes, if BWAY experiences specific kinds of change of control, BWAY must offer to repurchase outstanding senior subordinated notes at a price equal to 101% of the principal amount of the notes plus accrued an unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control of BWAY would also constitute a default under our credit facility. In addition, our credit facility may limit or prohibit the purchase of the senior subordinated notes by BWAY in the event of a change of control, unless and until such time as the indebtedness under the credit facility is repaid in full. As a result, following a change of control event, BWAY may not be able to repurchase senior subordinated notes unless all indebtedness outstanding under our credit facility is first repaid and any other indebtedness that contains similar provisions is repaid, or BWAY obtains a waiver from the holders of such indebtedness to permit BWAY to repurchase the senior subordinated notes. BWAY may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding senior subordinated notes may therefore require BWAY to refinance its other outstanding debt, which it may not be able to do on commercially reasonable terms, if at all.

We are exposed to exchange rate fluctuations of the Canadian dollar

For fiscal 2006, 1.8% of actual net sales and 6.4% of our net sales on a pro forma basis for the ICL acquisition were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of shareholders’ equity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended July 1, 2007.

Item 3.	Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended July 1, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 23, 2007, BWAY submitted to its sole shareholder, BWAY Holding, to approve the amendment of BWAY’s certificate of incorporation. BWAY Holding approved by unanimous written consent.

Item 5.	Other Information.

There is no information to report under this item for the quarter ended July 1, 2007.

Item 6.	Exhibits.

See Index to Exhibits.

FORWARD-LOOKING STATEMENTS

Note: This document contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” ”expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this document, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include competitive risk from other container manufacturers or self-manufacture by customers, termination of our customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel, resin, other raw material and energy costs or availability, product liability or product recall costs, lead pigment and lead paint litigation, increased consolidation in our end markets, consolidation of key suppliers, deceleration of growth in our end markets, increased use of alternative packaging, labor unrest, environmental, health and safety costs, management’s inability to evaluate and selectively pursue acquisitions, fluctuation of our quarterly operating results, an increase in interest rates, inability to repay or refinance the senior subordinated notes, restrictions in our debt agreements, fluctuations of the Canadian dollar, and the other factors discussed in our filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this document might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BWAY Holding Company
(Registrant)

Date: August 14, 2007	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

BWAY Corporation
(Registrant)

Date: August 14, 2007	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation.

4.1	First Amendment to Credit Agreement, dated as of May 10, 2007, among BWAY Holding Company, BWAY Corporation, ICL Industrial Containers ULC, various lenders and Deutsche Bank Trust Company Americas as Administrative Agent.*

10.1	Consulting and Advisory Services Agreement, dated February 7, 2003, between BWAY Corporation and Kelso & Company, L.P.*

10.2	Form of change in control agreement (entered into by each of Kenneth M. Roessler, Kevin C. Kern and Jeffrey M. O’Connell).#*

10.3	BWAY Holding Company 2007 Omnibus Incentive Plan.#*

10.4	BWAY Holding Company Annual Incentive Plan.#*

10.5	Amendment No. 2 to the Securityholders Agreement, dated as of May 25, 2007, among BWAY Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein.*

10.6	Form of Nominating Agreement by and among BWAY Holding Company, Kelso Investment Associates VI, L.P. and KEP VI.*

10.7	Form of Letter Agreement between BWAY Corporation and Kelso & Company, L.P.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.
*	Incorporated by reference to BWAY Holding Company’s Registration Statement on Form S-1 (File No. 333-141174).