Form 10-K
period 2007-09-30
BWAY Holding CO; BWAY CORP
filed 2007-12-21
CIK 1392179, 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:

September 30, 2007

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-33527	BWAY Holding Company (A Delaware Corporation) 8607 Roberts Drive Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	55-0800054

001-12415	BWAY Corporation (A Delaware Corporation) 8607 Roberts Drive Suite 250 Atlanta, Georgia 30350-2237 (770) 645-4800	36-3624491

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on Which Registered
BWAY Holding Company	Common Stock, $0.01 par value	New York Stock Exchange
BWAY Corporation	None	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant
BWAY Holding Company	Yes ☐ No ☒
BWAY Corporation	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Registrant
BWAY Holding Company	Yes ☐ No ☒
BWAY Corporation	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant
BWAY Holding Company	Yes ☒ No ☐
BWAY Corporation	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Registrant
BWAY Holding Company	Yes ☐ No ☒
BWAY Corporation	Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Registrant	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
BWAY Holding Company			X
BWAY Corporation			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Registrant
BWAY Holding Company	Yes ☐ No ☒
BWAY Corporation	Yes ☐ No ☒

As of April 1, 2007 (each of the registrants’ most recently completed second fiscal quarter), all of the voting and non-voting common equity of each Registrant were held by affiliates and were not publicly traded.

As of December 14, 2007, there were 21,660,737 shares of BWAY Holding Company’s Common Stock outstanding and 1,000 shares of BWAY Corporation’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the BWAY Holding Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of September 30, 2007 (“Proxy Statement”), are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

BWAY HOLDING COMPANY

BWAY CORPORATION

BWAY HOLDING COMPANY

BWAY CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2007

(“Annual Report”)

PART I

Item 1.	Business

Description of Business

BWAY Holding Company (“BWAY Holding”) is a holding company without independent operations. BWAY Corporation (“BWAY”) is BWAY Holding’s wholly-owned operating subsidiary. BWAY Holding, BWAY and its subsidiaries are collectively referred to as the “Company,” “we,” “us” or “our”.

We manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States, Canada and Puerto Rico and primarily sell to customers located in these geographic markets. We are a leading North American manufacturer of general line rigid metal and plastic containers. We estimate that we are the leaders in U.S. market share in plastic pails, steel paint cans, steel specialty cans, ammunition boxes and plastic paint bottles, as well as the leaders in Canadian market share in steel pails and plastic pails. These products together represented more than 83% of our fiscal 2007 net sales. In fiscal 2007, our total net sales were $959.0 million, of which 59.7% were in our metal packaging segment and 40.3% were in our plastic packaging segment. We believe that our metal and plastic products, which we manufacture in our 22 strategically located facilities across the United States and in Canada and Puerto Rico, are complementary and often serve the same customers. Our products include:

Metal Containers. General line rigid metal containers made from steel, including paint cans and components, aerosol cans, steel pails, oblong cans, a variety of other specialty cans and ammunition boxes that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products; and

Plastic Containers. Injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum products, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-solid coatings, roofing mastic and adhesives and driveway sealants.

Our end markets have historically exhibited stable demand and pricing characteristics, with little cyclicality and a relatively broad customer base. Metal containers are attractive to many of our customers based on steel’s strength and non-permeability, its ability to hold highly volatile and solvent-based liquids and its fire safety characteristics. Aerosol cans, which are a type of metal container, provide an effective system of delivery for a controlled spray pattern and are the preferred packaging for certain products. In addition, plastic continues to prove adaptable to a wide variety of container end markets including the paint and building, non-retail food services, janitorial and chemical, agriculture, oil and petroleum, inks and other general industries. Plastic containers are attractive to many of our customers based on plastic’s durability, weight and corrosion resistance.

Our History and Recent Acquisitions

BWAY Holding was incorporated as BCO Holding Company in 2002. BWAY is the successor to a business founded in 1875. On February 7, 2003, BWAY Holding acquired BWAY pursuant to a merger agreement dated September 30, 2002 whereby BWAY became a wholly-owned subsidiary of BWAY Holding, a holding company controlled by investment funds affiliated with Kelso & Company, L.P., (“Kelso”). Upon completion of the acquisition, BWAY, which had been a public company with its common stock listed on the New York Stock Exchange, became a private company and its common stock was delisted from the New York Stock Exchange.

On August 25, 2003, we acquired substantially all of the assets and assumed certain liabilities of SST Industries, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $23.1 million in cash for the acquisition, which was financed using available credit facility borrowings.

On July 7, 2004, BWAY acquired all of the stock of North America Packaging Corporation (“NAMPAC”), a manufacturer of rigid plastic containers for industrial packaging markets, from MVOC, LLC, a Delaware limited liability company and sole owner of the common shares of NAMPAC. As a result of the acquisition, NAMPAC became a wholly-owned subsidiary of BWAY.

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers Ltd., a Toronto-based manufacturer of rigid plastic containers and steel pails for industrial packaging markets. The net assets were acquired by ICL Industrial Containers ULC (“ICL”), a wholly-owned subsidiary of BWAY created to effectuate the acquisition. For a further discussion of the ICL acquisition, see Note 2, Acquisitions, of Notes to Consolidated Financial Statements, included in Item 8.

On January 30, 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd., a Toronto based producer of steel pails for distribution primarily in Canada. The acquired business is referred to as “Vulcan” in this Annual Report. For a further discussion of the Vulcan acquisition, see Note 2, Acquisitions, to Notes to Consolidated Financial Statements, included in Item 8.

In March 2007, BWAY Holding filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, related to its common stock. The SEC declared the registration statement effective on June 12, 2007 and on June 13, 2007, BWAY Holding common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” For a further discussion of the initial public offering, see “Initial Public Offering of BWAY Holding” in Note 1, Business and Summary of Significant Accounting Policies, to Notes to Consolidated Financial Statements, included in Item 8.

Industry Segments

Our business is organized on the basis of product type with two reportable segments: metal packaging and plastics packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The markets in which we participate can generally be placed into two broad categories: North American general line rigid metal containers and North American general line rigid plastic containers.

Certain financial information about our industry segments is set forth in “Management’s Discussion and Analysis” in Item 7 and Note 16, Business Segments, to Notes to Consolidated Financial Statements, included in Item 8.

Metal Packaging Segment

Products and Markets

Our metal packaging segment operates primarily in North America in the general line segment of the metal container market. In the United States, we are the third largest producer of steel aerosol cans, and we are the leading producer in our other product lines.

The primary uses for our general line cans are for paint and related products, lubricants, roof and driveway sealants, charcoal lighter fluid and household and personal care products. Specific products include round cans with rings and plugs (generally paint cans), specialty cans (generally PVC or rubber cement cans, brake fluid and other automotive after-market products cans, oblong or “F”-style cans, ammunition boxes and an assortment of other specialty cans), aerosol cans and steel pails. We produce a full line of these products to serve the specific requirements of a diversified base of nationally recognized customers. Most of our products are manufactured in facilities that are strategically located to allow us to deliver product to our customers within a one-day transit time.

Paint Cans. We believe that we are the leading supplier in North America and the only national supplier of metal paint cans. We believe that we are the sole supplier of metal paint cans to the leading domestic paint companies, and we believe that we are the sole supplier of metal paint can components to the primary manufacturer of hybrid (plastic and metal) paint cans in North America.

Specialty Cans. We believe that we are the leading supplier of metal specialty cans in North America. Specialty cans include screw top cans, pour top cans, oblong or “F”-style cans and ammunition boxes. Screw top cans typically have an applicator or brush attached to a screw cap and are typically used for PVC pipe cleaner, PVC cement and rubber cement. Pour top cans are typically used for packaging specialty oils and automotive after-market products. Oblong or “F”-style cans are typically used for packaging paint-related products, charcoal lighter fluid and waterproofing products. Ammunition boxes provide a hermetic seal, are coated with a corrosion-resistant finish and are used to package small arms ammunitions and other ordnance products. We sell ammunition boxes to the U.S. Department of Defense as well as to major domestic and foreign producers of ordnance.

Aerosol Cans. We believe that we are the third largest supplier of aerosol cans in North America. We focus on serving as a primary supplier to small- and medium-sized customers and as a secondary supplier to large customers. Aerosol cans are typically used for packaging various household and industrial products, including paint and related products, personal care products, lubricants and insecticides.

Steel Pails. We believe that we are one of the leading suppliers of steel pails in North America. Steel pails are typically used for packaging paint and related products, roof and driveway sealants, marine coatings, vegetable oil and water repellent.

Customers

Our metal packaging segment customers include many of the world’s leading paint, consumer and personal care companies. In fiscal 2007, sales to our 10 largest metal packaging segment customers accounted for approximately 47% of the segment’s net sales. Of the fiscal 2007 segment net sales, approximately 16% were to The Sherwin-Williams Company.

Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2007, approximately 92% and 7% of our metal packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

Our principal raw materials consist of tinplate, blackplate and cold rolled steel, energy, various coatings, inks and compounds. Steel products represent the largest component of raw material costs. With the exception of pails and ammunition boxes, which are manufactured from either blackplate or cold rolled steel, all of our products are manufactured from tinplate steel. We purchase all required raw materials from outside sources.

Various domestic and foreign steel producers supply us with tinplate steel, although we currently purchase most of our tinplate steel from domestic suppliers. Procurement from suppliers generally depends on the suppliers’ product offering, product quality, service and price. The majority of our steel purchases are through requirements-based contracts at negotiated prices, subject to prevailing market conditions. We do not engage in forward contracts or other hedging arrangements related to these raw material purchases. Historically, we have generally been able to increase the price of our products to reflect increases in the price of steel, but we cannot be sure that we will be able to do so in the future.

A steel supply shortage could affect, among other things, our ability to obtain steel, the timing of steel deliveries and the price we pay for steel. In the event of supply interruptions, we could experience higher costs due to underutilization of our manufacturing facilities and lower sales due to a reduction in our ability to produce goods for sale.

In fiscal 2007, our four largest suppliers of steel provided approximately 76% of our steel requirements.

In addition to steel products, we purchase energy from various suppliers as well as various coatings, inks and compounds. We do not anticipate any future shortages or supply problems for these items based on their historical availability and the current number of suppliers.

Competition

The steel container industry is highly competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on price, manufacturing capacity, manufacturing flexibility, proximity to customer and quality. We believe that (i) the close proximity of our manufacturing facilities to key customer locations, (ii) our low-cost, flexible manufacturing capabilities and (iii) our reputation for quality and customer service enable us to compete effectively.

In addition to competition within the steel container industry, we face competitive risks from substitute products, such as plastics, and, to a lesser extent, composites and flexible packaging containers. Steel containers continue to be the preferred package in the majority of our customers’ markets. We believe this is primarily due to: (i) their price stability and competitiveness as compared to alternative packaging; (ii) the attractive strength and non-permeable characteristics of steel versus other materials, such as plastics; (iii) their lower storage and handling costs; (iv) their ability to hold highly volatile and solvent-based liquids; and (v) their fire safety characteristics. In addition, we believe steel containers are easier and less costly to recycle and have a higher rate of recycling than alternative materials.

One of the objectives of our recent acquisitions of general line rigid plastic container manufacturers was to mitigate competitive risk from plastic substitution. In addition, the broader product offering enables us to provide other products utilized by our existing customer base.

Plastics Packaging Segment

Products and Markets

We believe that we are the largest manufacturer of general line rigid plastic containers in the North American market and we produce products in five broad categories: (1) open-head containers; (2) tight-head containers; (3) “F”-style plastic bottles; (4) plastic drums; and (5) plastic paint bottles.

Open-head Containers. Open-head containers are injection-molded products made of high-density polyethylene, or “HDPE,” that are used primarily by the paint and coating, petroleum, food, building materials, agricultural and janitorial supply industries.

Tight-head Containers. Tight-head containers are blow-molded products made of HDPE that are used primarily by the food, petroleum, agricultural, chemical, janitorial supply, beverage and coating industries.

“F”-Style Plastic Bottles. “F”-style plastic bottles are one-piece, blow-molded HDPE containers that are most commonly used for storing and shipping herbicides and pesticides for the crop protection industries.

Plastic Drums. Plastic drums are large transportable containers made from HDPE available in either an open-head or tight-head format. Plastic drums are most frequently used for shipping concentrated beverage syrup and chemicals.

Plastic Paint Bottles. We are the primary supplier to The Sherwin-Williams Company of an innovative plastic paint container made from HDPE. The paint bottle is proprietary to The Sherwin-Williams Company, and we cannot provide it to other paint manufacturers.

Customers

Our plastics packaging segment customers include some of the world’s leading paint, food and industrial companies, several of which are also customers of our metal packaging segment. We have long-term relationships with our customers and in many cases we are the exclusive supplier of our customers’ plastic packaging requirements. In fiscal 2007, sales to our 10 largest plastics packaging segment customers accounted for approximately 36% of the segment’s net sales. Of the fiscal 2007 segment net sales, approximately 17% were to The Sherwin-Williams Company.

We maintain a diversified customer base, which is broadly distributed among industries as diverse as paint, food, construction, petroleum and chemicals. Consistent with industry practice, we enter into multi-year supply agreements with many of our major customers. However, many of our contracts are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment to unit volume. In addition, many of our customer contracts, including those with our major customers, provide that the customer may receive competitive proposals for all or a portion of the products we furnish to the customer under the contract, including proposals to reformulate the packaging to another material. We generally have the right to retain the customer’s business subject to the terms of the competitive proposal.

In fiscal 2007, approximately 87% and 12% of our plastic packaging segment net revenues were in the United States and Canada, respectively.

Raw Materials

The main raw material utilized in the plastics packaging segment is HDPE, a plastic resin used to produce rigid plastic packaging containers and materials. HDPE is particularly suitable for our plastic packaging products because of its strength, stiffness and resistance to chemicals and moisture. HDPE resin constitutes approximately half of our plastics packaging segment total cost of products sold. As a commodity product, resin is susceptible to price fluctuations. Resin prices have increased approximately 14% during the last year.

In order to mitigate the impact of resin price fluctuations, we have agreements with our customers, which represent a substantial majority of our plastic packaging net sales, allowing changes in resin cost to be passed through to them. Most of these agreements are tied to specific chemical indices, such as the DeWitt Index, which provide a benchmark for the price of resin. Generally, some or all of the change in resin price is passed through to the customer, consistent with industry practice.

HDPE is the primary plastic resin we use in the manufacture of our products, which we purchase from major HDPE suppliers. The majority of our HDPE purchases are through requirements-based contracts at negotiated prices, subject to prevailing market conditions. In addition, we purchase resin in spot markets when resin can be bought below contract prices. We do not engage in forward contracts or other hedging arrangements related to these raw material purchases.

Competition

The general line rigid plastic containers market is very competitive and some of our competitors have greater financial resources than we do. Competition is based primarily on service, manufacturing flexibility, proximity to customer and price. We believe that (i) our low-cost, flexible manufacturing capacities, (ii) the close proximity of our manufacturing facilities to key customer locations and (iii) our reputation for quality and customer service enable us to compete effectively.

Employees

As of September 30, 2007, we employed approximately 2,450 hourly employees and approximately 520 salaried employees. As of September 30, 2007, approximately 24% of our hourly workforce was covered by nine separate collective bargaining agreements.

Of our nine collective bargaining agreements, the agreements with four, representing approximately 28% of our unionized employees, will become amendable in fiscal 2008.

While we consider relations with our employees to be good, we may not be able to negotiate new or renegotiate existing collective bargaining agreements (as they become amendable) with the same terms. A labor dispute could result in production interruptions, and a prolonged labor dispute, which could include a work stoppage, could adversely affect our ability to satisfy our customers’ requirements and could have a material adverse effect on our business, including our financial position, results of operations and/or cash flows.

Environmental, Health and Safety Matters

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to our current or former facilities. While we do not believe that any identified investigation or remediation obligations will have a material adverse effect on our financial position, results of operations and/or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations and/or cash flows.

We incurred approximately $1.8 million in capital expenditures in fiscal 2007 to comply with federal Maximum Achievable Control Technology, or “MACT,” regulations related to air emission control requirements for Hazardous Air Pollutants, or “HAP,” and volatile organic compounds. In addition, we expect to incur approximately $0.4 million in capital expenditures in fiscal 2008 to comply with certain environmental laws at a facility related to the ICL acquisition.

We received a March 14, 2007 letter from the EPA stating that corrective action is required at our Cincinnati facility to address documented releases of hazardous substances at the site. The documented releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act with respect to corrective action obligations. We are working with the EPA to address their concerns and have notified the former owner of the site who we believe has indemnity obligations to us with respect to the EPA’s claim.

From time to time, we receive requests for information or are identified as a potentially responsible party (“PRP”) pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws with respect to off-site waste disposal sites utilized by our current or former facilities or our predecessors in interest. We do not believe that any of these identified matters will have a material adverse effect on our financial position, results of operations or cash flows. We cannot, however, provide assurance that such obligations will not arise in the future.

We are a member of a PRP group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We joined the PRP group in order to reduce our exposure, which we estimate will approximate $0.1 million.

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at September 30, 2007 and October 1, 2006; however, future expenditures may exceed the amounts accrued.

Available Information

We are required to file reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Copies of these reports, proxy statements and other information can be read and copied at: SEC Public Reference Room, 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

We make available, free of charge on our Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our Web site at www.bwaycorp.com — select the “Investor Relations” link and then the “SEC Filings” link.

We also make available, free of charge on our Web site, the charters of the Audit Committee, the Compensation and Human Resources Committee, and the Nominating, Corporate Governance and Public Policy Committee, as well as the Corporate Governance Principles of our Board of Directors (“Board”) and our Code of Business Ethics (including any amendment to, or waiver from, a provision of our Code of Business Ethics) adopted by our Board. These documents are posted on our Web site at www.bwaycorp.com — select the “Investor Relations” link and then the “Corporate Governance” link.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to: BWAY Holding Company, Investor Relations, 8607 Roberts Drive, Suite 250, Atlanta, GA 30350-2237.

Item 1A.	Risk Factors

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. There are also risks within the economy and the capital markets, both domestically and internationally, that affect business generally, and our company and industry as well, such as inflation; higher interest rates; higher fuel and other energy costs; higher transportation costs; higher costs of labor, insurance and healthcare; foreign currency exchange rate fluctuations; changes in the level of unemployment; declines in the housing market; and declines in the home improvement sector, which have not been described. You should carefully consider each of the following risks and all other information set forth in this Annual Report.

If any of the events described below were to occur, our business, financial condition, results of operations, liquidity or access to the capital markets could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical results and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

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

Some of our fiscal 2007 sales were made to customers with whom we have contractual relationships. Many of these contracts, most of which are with our larger customers, are requirements contracts under which we supply a percentage of a customer’s requirements for our products over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.

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

In fiscal 2007, approximately 37% of our consolidated net sales were to our top 10 customers. Sales to our largest customer, The Sherwin-Williams Company, accounted for approximately 16% of our consolidated net sales during fiscal 2007. The loss of, or major reduction in business from, one or more of our major customers could create excess capacity within our manufacturing facilities and could result in the erosion of our gross margins and our market share position.

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

The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial condition, liquidity, results of operations and/or cash flows.

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

In addition, one of our subsidiaries, Armstrong Containers, Inc. (“Armstrong”) has been named as one of several defendants in 30 lead-related personal injury cases based upon allegations relating to its alleged corporate predecessor’s products that predated our ownership of Armstrong. The allegations in these cases are similar to those against leading paint manufacturers described above. In addition, Armstrong has been named as one of several defendants in eight of the public nuisance cases referred to above. The plaintiffs in the public nuisance cases seek compensatory and punitive damages, including the cost of abating the alleged nuisance, and the plaintiffs in the personal injury cases seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint, as well as punitive damages. We expect that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

Litigation is inherently subject to many uncertainties. Adverse court rulings, determinations of liability, changes in legislation and administrative regulations, among other factors, could affect the lead pigment/lead-based paint litigation against Armstrong and encourage an increase in the number and impact the nature of future claims and proceedings. We can neither predict the outcome of existing or future cases that name Armstrong as a defendant due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability determined to be attributable to Armstrong arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows.

For a more detailed discussion of this litigation, see Item 3, “Legal Proceedings.”

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

The steel industry has experienced consolidation in recent years and further consolidations could result in a decrease in the number of our major suppliers or a decrease in the number of alternative supply sources available to us. In this case, it would be more likely that termination of one or more of our relationships with major suppliers would result in a material adverse effect on our business, financial position, results of operations and/or cash flows as we require a variety of steel raw materials to manufacture our general line metal container products. Consolidation could also result in price increases or unfavorable changes in the payment terms for the raw materials that we purchase. If we were unable to pass the impact of such changes on to our customers, these changes due to supplier consolidation could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

At September 30, 2007, approximately 24% of our hourly employees worked under nine separate collective bargaining agreements. Four of our nine collective bargaining agreements, representing approximately 28% of our unionized employees, will become amendable in fiscal 2008. We may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could impact our ability to satisfy our customers’ requirements. In particular, a labor dispute with either of the major unions representing employees in Cincinnati could have a material adverse effect on our ability to produce aerosol containers and could result in a deterioration of that business.

Our business may be subject to significant environmental, health and safety costs.

We are subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. In addition, in the course of our operations, we use, store and dispose of hazardous substances. Some of our current and former facilities are currently involved in environmental investigations, remediations and other claims resulting from releases of hazardous substances or the presence of other constituents. For example, we received a letter dated March 14, 2007 from the U.S. Environmental Protection Agency, or EPA, stating that corrective action is required at our Cincinnati, Ohio facility to address documented releases of hazardous substances at the site. The documented releases referenced by EPA occurred prior to our ownership of the site. We are working with the EPA to address their concerns and have notified the former owner of the site who we believe has indemnity obligations to us with respect to the EPA’s claim. In addition, in the third quarter of fiscal 2005, we joined a potentially responsible party, or PRP, group related to a waste disposal site in Georgia. Our status as a PRP was based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could require us to make material expenditures or otherwise materially affect the way we operate our business. For further discussion of existing environmental issues relating to us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

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

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate. As a result of such seasonality, financial results for a particular quarter may not be indicative of results for the entire year. For example, in the first quarter of fiscal 2007 and 2006 our net sales were 21% and 22%, respectively, of our total annual net sales and our gross profit was 19% of our total annual gross profit in each of the first quarters of 2007 and 2006.

Furthermore, we have experienced and expect to continue to experience variability in our results of operations on a quarterly basis due to fluctuations in raw material prices and our ability to pass on these changes to our customers.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt, including under our credit facility, bears interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or a decrease in our creditworthiness, would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. For a discussion of our credit facility, see Note 7, Long-Term Debt, of Notes to Consolidated Financial Statements in Item 8.

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

For a discussion of these notes, see Note 7, Long-Term Debt, of Notes to Consolidated Financial Statements in Item 8.

The instruments governing our debt contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indenture governing our senior subordinated notes and the agreement governing our credit facility contain numerous covenants and require us to meet certain financial ratios and tests based on Adjusted EBITDA, as determined by the debt agreements. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Our ability to comply with the covenants and restrictions contained in our credit facility and our ability to comply with the covenants and restrictions contained in the indenture governing our senior subordinated notes may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing of our products and services, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under either our credit facility or the indenture governing our senior subordinated notes that would permit the applicable lenders or holders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to make borrowings under our credit facility and may not be able to repay the amounts due under our credit facility and our senior subordinated notes. This could have serious consequences to our financial position, results of operations and/or cash flows and could cause us to become bankrupt or insolvent.

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

We are exposed to exchange rate fluctuations of the Canadian dollar

For fiscal 2007, approximately 9% of our net sales were in Canadian dollars. Our reporting currency is the U.S. dollar. A decrease in the value of the Canadian dollar relative to the U.S. dollar could reduce our profits from our Canadian operations and the value of the net assets of our Canadian operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial position, results of operations and/or cash flows as reported in U.S. dollars. In addition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations are translated using period-end exchange rates, and the revenues and expenses of our Canadian operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to our headquarters and manufacturing facilities as of December 1, 2007. We believe our properties are generally in good condition, well maintained and suitable for their intended use. We have excluded from the table our warehouses and any manufacturing facility that is permanently idled or otherwise not utilized by us in the production of our products.

Location	General Character	Approximate Square Footage	Type of Interest(1)	Segment
Atlanta, Georgia (Headquarters)	Office	16,000	Leased	Corporate
Brampton, Ontario	Manufacturing	41,000	Leased	Metal
Bryan, Texas	Manufacturing	83,000	Leased	Plastics
Cedar City, Utah	Manufacturing	89,000	Owned	Plastics
Chicago, Illinois (Kilbourn)	Manufacturing	141,000	Owned	Metal
Cidra, Puerto Rico	Manufacturing	83,000	Leased	Plastics
Cincinnati, Ohio	Manufacturing	467,000	Leased	Metal
Cleveland, Ohio	Manufacturing	248,000	Leased	Plastics
Dayton, New Jersey	Manufacturing	119,000	Leased	Plastics
Fontana, California	Manufacturing	72,000	Leased	Metal
Franklin Park, Illinois	Manufacturing	115,000	Leased	Metal
Garland, Texas	Manufacturing	108,000	Leased	Metal
Homerville, Georgia	Manufacturing	395,000	Owned	Metal
Indianapolis, Indiana	Manufacturing	169,000	Leased	Plastics
Lithonia, Georgia	Manufacturing	75,000	Leased	Plastics
Memphis, Tennessee	Manufacturing	120,000	Leased	Metal
St. Albert, Alberta	Manufacturing	62,000	Leased	Plastics
Sturtevant, Wisconsin	Manufacturing	85,000	Leased	Metal
Toccoa, Georgia	Manufacturing	121,000	Leased	Plastics
Toronto, Ontario	Manufacturing	73,000	Leased	Plastics
Trenton, New Jersey	Manufacturing	105,000	Leased	Metal
Valparaiso, Indiana	Manufacturing	106,000	Leased	Plastics
York, Pennsylvania	Manufacturing	97,000	Owned	Metal

(1)	Our owned manufacturing facilities are subject to a mortgage lien in favor of Deutsche Bank Trust Company Americas as collateral agent for the lenders under our credit facility.

We regularly evaluate our various manufacturing facilities in light of current and expected market conditions and demand, and may further consolidate our manufacturing facilities in the future.

Item 3.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We are also involved in certain proceedings relating to environmental matters as described under Item 1, “Business–Environmental, Health and Safety Matters.” We had accrued liabilities of approximately $0.4 million and $0.3 million at September 30, 2007 and October 1, 2006, respectively, related to pending litigation matters, other than as discussed below.

Lead Pigment and Lead Paint Litigation

Personal Injury Cases

Initial Wisconsin Personal Injury Lawsuits

The following lawsuits involve personal injury claims arising from the manufacture and sale of lead pigment for use in lead-based paint:

Angel Evans, a Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Atlantic Richfield Company, BWAY Corp., Conagra Foods, Inc., E.I. Dupont De Nemours and Company, Millennium Holdings, LLC, NL Industries, Inc., The Sherwin-Williams Company, Bobby Armon, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 05-CV-9281 (“Evans”);

Jomara Hardison, Minor by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., BWAY Corp., E.I. Dupont De Nemours and Company, Conagra Foods, Inc., Millennium Holdings, LLC, Sylvia Kirkendoll, Joel Kirkendoll, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-00606 (“Hardison”); and

Ruben Baez Godoy, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co, BWAY Corp., Cytec Industries, Inc., E.I. Dupont De Nemours and Company, Conagra Foods, Inc., The Sherwin Williams Company, Walter Stankowski, Wayne Stankowski, and Wisconsin Electric Power Company; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-277 (“Godoy”).

The plaintiffs filed the Evans lawsuit in October 2005, and the Hardison and Godoy lawsuits in January 2006. BWAY initially was not named as a defendant in any of these lawsuits. BWAY was later added as a defendant to the Evans and Hardison cases in June 2006, and to the Godoy lawsuit in September 2006.

BWAY was originally added as a defendant in these lawsuits on the ground that it is a successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company. Based upon our investigation to date, we do not believe that BWAY is a successor in interest to either of these entities. However, our wholly-owned subsidiary, Armstrong, potentially may be a successor to one of these MacGregor entities. Accordingly, BWAY was dismissed from these lawsuits and Armstrong was named in its stead.

The John R. MacGregor Company and the MacGregor Lead Company allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. The plaintiffs contend that lead is hazardous to human health, especially the health of children, who have, as a result, sustained physical injuries. The plaintiffs further contend that despite knowing of this alleged hazard, the defendants continued to manufacture and market lead pigment as acceptable for use in lead paint. Based upon these allegations, the plaintiffs assert claims for negligence and strict liability, including claims based upon failure to warn and design defect. The plaintiffs seek to recover compensatory and punitive damages.

Evans and Hardison each are in the discovery phase. Scheduling orders have been entered in both Evans and Hardison. The parties have exchanged limited written discovery relating primarily to factual issues. Documents have been produced by the plaintiff as well as Armstrong in Evans. There has been some exchange of written discovery on expert issues as well. Fact witness depositions and property inspections have begun. In Evans, some limited expert discovery also has taken place. For example, the defendants deposed the plaintiff’s paint sampling expert.

In or around November 2007, the plaintiffs’ counsel indicated that they planned to dismiss the Evans case without prejudice. A stipulation of dismissal without prejudice was recently filed and the court entered an order of dismissal without prejudice on December 12, 2007.

Though certain discovery has been taken in the Hardison case, the bulk of the activity has occurred in Evans. However, given the plaintiffs’ counsel’s dismissal of Evans, the defendants anticipate that the level of activity in Hardison soon will increase. The defendants recently requested deposition dates from the plaintiffs’ counsel in Hardison.

The Godoy case effectively has been stayed pending appellate review of the trial court’s granting of the defendants’ Motion to Dismiss the plaintiff’s design defect claim. The trial court granted the defendants’ Motion to Dismiss on October 23, 2006. In its order, the trial court agreed with the defendants that the plaintiff’s negligence and strict liability claims lacked merit, to the extent they are based upon allegations that white lead carbonate was defectively designed, because lead is an inherent characteristic of white lead carbonate, and thus white lead carbonate could not have been designed without it. Thus, there could be no design defect. On October 16, 2007, a panel of the Wisconsin Court of Appeals agreed, affirming the trial court’s dismissal of the plaintiff’s design defect claim. On November 15, 2007, the plaintiff filed a Petition for Review of this decision with the Wisconsin Supreme Court. The defendants’ response to the plaintiff’s petition was filed on November 29, 2007. The plaintiff recently requested leave to file a reply brief, and this request was granted.

The plaintiffs’ counsel has indicated that they have approximately 200 additional lead paint cases in Wisconsin, which are believed to be similar in nature to the existing lawsuits. In late 2006 and early 2007, the plaintiffs’ counsel filed an additional 30 cases, which are discussed below.

In addition to these Wisconsin personal injury cases, the plaintiffs’ counsel also are involved in other lead paint litigation being pursued on behalf of governmental entities in various states around the country. These governmental entity lawsuits are being pursued under a public nuisance theory. These cases are also discussed below.

Armstrong has filed answers to the complaints denying the allegations contained therein, and intends to defend these cases vigorously. Given the preliminary nature of these cases, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

Subsequent Wisconsin Personal Injury Lawsuits

The following 30 cases were filed against our wholly-owned subsidiary, Armstrong, in late 2006 and early 2007. These cases are similar to the Evans, Hardison, and Godoy cases referenced above. Armstrong has been named as a defendant in these lawsuits solely as an alleged successor in interest to the John R. MacGregor Company and/or MacGregor Lead Company.

Glenn Burton, Jr., Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Lead Industries Association, Inc.; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012647; Case Code 30107 (“Burton”);

LaTonya D. Cannon, Minor, by her guardian ad litem, Susam M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, LLC; NL Industries, Inc.; The Sherwin Williams Company; Melvin L. Peterson; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000300; Case Code 30107 (“Cannon”);

Yasmine Clark, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E. I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; 3738 Galena LLC c/o Affordable Rentals; The ABC Insurance Company; AKP Properties RA; Vern Suhr; The XYZ Insurance Company; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012653; Case Code 30107 (“Clark”);

Diamond Davidson, Minor, by her guardian ad litem, Susan M. Gramling vs. Northside Church Of God; ABC Insurance; Armstrong Containers, Inc., Conagra Foods, Inc.; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; and Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012566; Case Code 30107 (“Davidson”);

Felton Dodd, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc., The Atlantic Richfield Company; The Sherwin-Williams Company; John Scibby; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000285; Case Code 30107 (“Dodd”);

Lakendelyn N. Evans, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; The Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, LLC; N L Industries, Inc.; The Sherwin-Williams Company; Peter W. Henke; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 2006-CV-012744; Case Code 30107 (“L. Evans”);

Chasidy S. Farmer, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; North East Community Limited Partnership; The ABC Insurance Company; Betty J. Smith; The XYZ Insurance Company; Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012645; Case Code 30107 (“Farmer”);

Shamarra Ferguson, Minor, by her guardian ad litem, Susan M. Gramling vs. Deborah And Dale Polzin, ABC Insurance, John Rick, XYZ Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012567; Case Code 30107 (“Ferguson”);

Ernest Gibson, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012605; Case Code 30107 (“Gibson”);

Michael J. Henderson, a Minor, by his guardian ad litem, Susam M. Gramling, vs. American Cyanamid Company; Armstrong Containers, Inc., Conagra Foods, Inc.; E. I. Du Pont De Nemours & Company; Millennium Holdings, LLC; Nl Industries, Inc.; Atlantic Richfield Company; The Sherwin Williams Company; Andrew D. Hopkins; American Family Insurance Group; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012745; Case Code 30107 (“Henderson”);

Ambrea Holder, Jada Jamison, Minor, by their guardian ad litem, Susan M. Gramling, vs. Paul N. Jacobs, RJ Properties LLC; ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Department of Health and Family Services, State Of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012602; Case Code 30107 (“Holder”);

Anthony Johnson, Minor, by his guardian ad litem, Susan M. Gramling vs. SJM Properties, LLC; ABC Insurance, American Cyanamid Company; Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07CV-000343; Case Code 30107 (“A. Johnson”);

Brandon Johnson, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012743; Case Code 30107 (“B. Johnson”);

Qua-Shawn Jones, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings,

LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Adrianne Jordan; The ABC Insurance Company; 2506 S. 6th LLC; XYZ Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012652; Case Code 30107 (“Jones”);

Demond’dre Myers, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Brenda Scott; The ABC Insurance Company; Deutsche Bank National Trust c/o New Century Mortgage Corp.; The XYZ Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012658; Case Code 30107 (“Myers”);

Trinity Moore, Minor, by her guardian ad litem, Susan M. Gramling vs. Alan And Kim Skarzynski, MK Properties, ABC Insurance, Armstrong Containers, Inc., Conagra Foods, Inc., Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000342; Case Code 30107 (“Moore”);

Ravon Owens, Minor, by his guardian ad litem, Susan M. Gramling vs. Latasha Conley; ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012604; Case Code 30107 (“R. Owens”);

Titus Owens, IV, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Barbara Pharr; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012654; Case Code 30107 (“T. Owens”);

Jamara Ruffin, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin Williams Company; David A. Frick; The ABC Insurance Company; Community Property Center, Inc.; The XYZ Insurance Company; Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012657; Case Code 30107 (“J. Ruffin”);

Perrion Ruffin, Minor, by his guardian ad litem, Susan M. Gramling, and Javonte King, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Perry Gladney, The ABC Insurance Company, W. J. Sherard a/k/a/ William J. Sherard, The Ghi Insurance Company, Sherard W. J. Realty Co., The UVW Insurance Company, Loretta Lindsey; The XYZ Insurance Company, Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012650; Case Code 30107 (“P. Ruffin”);

Darrell Scales, Minor, by his guardian ad litem, Susan M. Gramling vs. Lovell Johnson, Jr., ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc.; E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department Of Health And Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012601; Case Code 30107 (“Scales”);

Brionn Stokes, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co., Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Lead Industries Association, Inc., Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012649; Case Code 30107 (“B. Stokes”);

Destiny Stokes, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E. I. Denemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Westside Housing Cooperative; The AGC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000299; Case Code 30107 (“D. Stokes”);

Gerald D. Tennant, III, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers; Atlantic Richfield Company; Conagra Grocery Products Co.; E. I. Dupont Denemours; Millennium Holdings, LLC; NL Industries, Inc.; The Sherwin-Williams Company; Bruce K. Macarthur; Blake E. Wesner; ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-11; Case Code 30107 (“Tennant”);

Jaquan Trammell, Dijonae Trammell, Ty’jai Trammell, Minors, by their guardian ad litem, Susan M. Gramling vs. M Richard W. Geis, Jr., Brookfall Investments, ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E. I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012603; Case Code 30107 (“Trammell”);

Syngeon Turner, Keonte Turner, Chauncy Turner, and Henry Harmon, Minors, by their guardian ad litem, Susan M. Gramling vs. Velved Lee Stevenson, ABC Insurance, American Cyanamid Company, Armstrong Containers, Inc., Conagra Foods, Inc., E.I. Dupont Denemours & Company, Millennium Holdings, LLC, NL Industries, Inc., The Atlantic Richfield Company, The Sherwin Williams Company, and Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 06-CV-012606; Case Code 30107 (“Turner”);

Tevin Brown, Minor, by his guardian ad litem, Susan M. Gramling, and Tevine Brown, Minor, by his guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Calvin R. Malone; Kathryn E. Malone; State Farm Insurance; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001499; Case Code 30107 (“T. Brown”);

Mahogany Hughes-Hinton, Minor, by her guardian ad litem, Susan M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Stephen Geiss; Janice M. Geiss; Raymond Nauer; The ABC Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001500; Case Code 30107 (“Hughes-Hinton”);

Damian Arias, Minor, by his guardian ad litem, Susan M. Gramling, vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Christopher M. Torzala; Metropolitan Insurance Company; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001428; Case Code 30107 (“Arias”); and

D’Angelo Thompson, Minor, by his guardian ad litem, Susan M. Gramling, vs. American Cyanamid Co.; Armstrong Containers, Inc.; Conagra Foods, Inc.; E.I. Dupont De Nemours & Company; Millennium Holdings, LLC; NL Industries, Inc.; The Atlantic Richfield Company; The Sherwin-Williams Company; Steve Fowlkes; Jessie Fowlkes; All State Insurance Co.; Department of Health and Family Services, State of Wisconsin; Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-001429; Case Code 30107 (“Thompson”).

Certain of these cases have been removed to the federal court and currently are proceeding therein, including the Burton, B. Stokes, B. Johnson, Farmer, R. Owens, and Gibson cases.

Recently, the plaintiff’s counsel has either dismissed or stated that they plan to dismiss a number of these 30 cases. For example, on September 27, 2007, the Moore case was dismissed without prejudice. Scales was dismissed on November 20, 2007. The plaintiff’s counsel also has asked the defendants to stipulate to the dismissal without prejudice of the Henderson, J. Ruffin, Myers and L. Evans cases. The plaintiff’s counsel further indicated that they plan to dismiss certain other cases, but have not yet identified which other cases they plan to dismiss.

While these cases were filed almost a year ago, not much has taken place in these cases, as the parties have been focusing on other matters.

Armstrong has answered the complaints in these cases. Discovery has begun in virtually all of the cases, and the defendants have served written discovery requests to the plaintiffs in these cases. Property inspections have begun in certain of these cases as well. Scheduling orders have been entered in virtually all of the cases.

Given the preliminary nature of these cases, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

Public Nuisance Cases

The following lawsuits involve public nuisance claims arising from the manufacture and sale of lead pigment for use in lead-based paint. They were filed in late 2006 and early 2007. Our wholly-owned subsidiary, Armstrong, has been named as a defendant in these lawsuits.

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

State of Ohio, ex rel. Marc Dann Attorney General vs. Sherwin-Williams Company, E.I. DuPont De Nemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Richfield Company, Conagra Grocery Products Company, CYTEC Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc. and John Doe Corporations, Defendants; Court of Common Pleas, Franklin County, Ohio, Civil Division; Civil Action File No. 07CV 4587;

City of Athens, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Company, Armstrong Containers, Inc., and John Doe Corporations, Defendants; Court of Common Pleas, Athens County, Ohio, Civil Division; Civil Action File No. 07CI136;

City of Dayton, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers, Inc., Lyondell Chemical Company, and John Doe Corporations, Defendants; Court of Common Pleas, Montgomery County, Ohio, Civil Division; Civil Action File No. 07-2701;

City of Youngstown, Ohio, vs. Sherwin-Williams Company, E.I. DuPont DeNemours and Company, American Cyanamid Company, Armstrong Containers, Inc., Atlantic Richfield Company, Conagra Grocery Products Company, CYTEC Industries, Inc., Lyondell Chemical Company, Millennium Holdings LLC, NL Industries, Inc. and John Doe Corporations, Defendants; Court of Common Pleas, Mahoning County, Ohio, Civil Division; Civil Action File No. 07-CV1167; and

City of Massillon, Ohio, vs. Sherwin-Williams Company, Millennium Holdings LLC, NL Industries, Inc., Conagra Grocery Products Company, E.I. DuPont DeNemours and Company, Atlantic Richfield Company, CYTEC Industries, Inc., American Cyanamid Co., Armstrong Containers and John Doe Corporations, Defendants; Court of Common Pleas, Stark County, Ohio, Civil Division; Civil Action File No. 2007CV01224.

Armstrong has been named in these actions as the alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company. The John R. MacGregor Company and the MacGregor Lead Company allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. The plaintiffs contend that lead is hazardous to human health, especially the health of children. The plaintiffs further contend that despite knowing of this alleged hazard, the defendants continued to manufacture and market lead pigment as acceptable for use in lead paint. Based upon these allegations, the plaintiffs assert claims for, among other things, public nuisance and concert in action and seek to recover compensatory damages from the defendants, including the costs of abating the alleged nuisance. The complaint also seeks to recover punitive damages.

Many of these cases have been dismissed without prejudice by the respective municipalities. The Cincinnati case was dismissed on June 6, 2007. The Canton and Massillon cases were dismissed on November 2, 2007 (these cases were consolidated prior to their dismissal). The Youngstown case was dismissed on November 19, 2007. The Dayton case was dismissed on November 28, 2007. The Athens case was dismissed on December 4, 2007.

The Columbus and State of Ohio cases, which were consolidated into a single case on May 29, 2007, currently remain. The defendants have moved to dismiss the Columbus and State of Ohio cases. The defendants’ motion has been fully briefed in Columbus, except for the city’s response to the defendants’ supplemental brief.

Judge Brown currently is presiding over these two consolidated cases. The defendants understand that Judge Brown formerly worked in the Ohio Attorney General’s office and was involved in the Ohio Attorney General’s litigation against the tobacco companies. The defendants further understand that he may have worked with Motley Rice, the law firm representing the municipalities in these public nuisance cases, in connection with the tobacco litigation. Based on this information, an issue has been raised as to whether Judge Brown should recuse himself from these cases. The defendants have submitted a letter to Judge Brown regarding this issue. Judge Brown held an informal conference with the parties to discuss this issue on November 30, 2007. Judge Brown contacted the parties following the conference and indicated that he has declined to recuse himself from these cases.

Judge Brown has directed the parties to submit a proposed briefing schedule to the court with respect to briefing the defendants’ motion to dismiss, which the parties anticipate submitting in January 2008.

The plaintiffs previously had moved to stay many of the public nuisance cases pending resolution of a proceeding between the Ohio state legislature and the Ohio governor’s office regarding legislation relating to public nuisance claims, which proceeding went before the Ohio Supreme Court. On July 31, 2007, the Ohio Supreme Court issued its ruling in connection with this proceeding. The Ohio Supreme Court ruled that the new governor’s attempted veto of the legislation was ineffective and granted the legislature’s petition for issuance of a writ of mandamus directing the secretary of state to treat the legislation as the law of the state of Ohio. Among other things, the legislation confirms that in cases arising out of the sale of products such as the lead paint lawsuits, a plaintiff must identify the manufacturer of the product that allegedly caused the harm, something the lead paint public nuisance plaintiffs have been unable to do to date.

In February 2006, a jury in Rhode Island returned a verdict in a statewide lead paint-based public nuisance suit (in which Armstrong was not named as a defendant) finding that (i) the cumulative presence of lead pigment in paints and coatings on buildings in the State of Rhode Island constitutes a public nuisance, (ii) certain defendants caused or substantially contributed to the creation of the public nuisance, and (iii) certain defendants should be ordered to abate the public nuisance. The court in this case may order these defendants to make payments to fund lead paint abatement affecting both public and private properties, and certain other health and safety programs, although the extent of such payments is not certain. The defendants have appealed the decision of the trial court. The February 2006 verdict may increase the likelihood that additional similar cases will be filed in other jurisdictions.

The highest courts of Missouri and New Jersey have dismissed as a matter of law public nuisance claims by municipal plaintiffs against former lead pigment manufacturers. The Missouri Court affirmed summary judgment for the defendants in a public nuisance lawsuit by the City of St. Louis because the city could not identify the manufacturer of lead paint in homes where it had incurred abatement costs. City of St. Louis v. Benjamin Moore & Co., 2007 WL 1693582, at *3-5 (Mo. June 12, 2007). The New Jersey Supreme Court affirmed a trial court decision granting a motion to dismiss the complaints of 26 New Jersey cities and counties, rejecting the public nuisance claim as a matter of law on multiple grounds. In re Lead Paint Litigations, 2007 WL 1721956, at *13-19 (N.J. June 15, 2007)

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. At September 30, 2007 and October 1, 2006, we had accrued approximately $0.2 million and $0.5 million, respectively, in legal fees and expenses related to these matters.

Tender of Lead Pigment and Lead Paint Litigation to Insurers

Approximately 33 personal injury cases arising out of the sale of lead pigment for use in lead-based paint were filed in Wisconsin against our wholly-owned subsidiary, Armstrong, based on allegations that Armstrong is a successor in interest to the John R. MacGregor Co. and/or MacGregor Lead Company.

The lawsuits have been tendered to Armstrong’s insurers for which Armstrong had policies in place during the potentially relevant time period (and of which it is aware), which currently is 1972 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date.

Notwithstanding this general approach, one of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed the following Wisconsin declaratory judgment action against us and Armstrong in Wisconsin state court on May 21, 2007:

Liberty Mutual Insurance Company v. BWAY Corporation, et al., Circuit of Milwaukee County, State of Wisconsin, Case No. 07-CV-005625 (the “Wisconsin declaratory judgment action”).

In the lawsuit, Liberty seeks a declaration that it is not required to defend or indemnify us or Armstrong, under three insurance policies that Liberty issued to us, in connection with three of the Wisconsin personal injury lead paint lawsuits: (1) Anthony Johnson v. SJM Properties, LLC, et al., Case No. 07-CV-0000343, in the Circuit Court of Milwaukee County, Wisconsin; (2) Demond’Dre Myers v. Brenda Scott, et al., Case No. 06-CV-012658, in the Circuit Court of Milwaukee County, Wisconsin; and (3) Perrion Ruffin, et al. v. Perry Gladney, et al., Case No. 06-CV-012650, in the Circuit Court of Milwaukee County, Wisconsin. The policy period for the Liberty policies at issue begins on October 1, 2004 and ends on October 1, 2007.

In the Wisconsin declaratory judgment action, Liberty argues that there are a number of reasons why it is not obligated to defend or indemnify us or Armstrong under the subject policies, including on the ground that the “pollution exclusion” clause contained in these policies bars coverage for lead paint claims under Wisconsin law. The 2006-2007 policy also contains a specific lead exclusion.

We, along with Armstrong, responded to the complaint in the Wisconsin declaratory judgment action by removing this case to federal court. Along with Armstrong, we also filed a motion to dismiss this lawsuit based on a lack of subject matter jurisdiction. Around the same time, Liberty filed a motion to remand this case from federal court to state court. Liberty’s motion to remand and our motion to dismiss have been fully briefed and currently are pending before the court. Along with Armstrong, we requested oral argument on the motions, but have not heard back from the court as to whether it will grant oral argument.

Shortly after receiving copies of Liberty’s Wisconsin declaratory judgment complaint, Armstrong filed the following Georgia declaratory judgment action in Georgia state court:

Armstrong Containers, Inc. v. Liberty Mutual Insurance Company, et al., Gwinnett County Superior Court, State of Georgia, Civil Action 2007A-05222-2 (the “Georgia declaratory judgment action”)

In that action, Armstrong seeks to have many of the same coverage issues resolved by a Georgia court. Armstrong served written discovery upon Liberty along with its complaint. Liberty answered the complaint and later moved to stay discovery in the Georgia action, arguing that any discovery should be undertaken in the “first-filed” Wisconsin declaratory judgment action.

No discovery has been served upon Armstrong or us in either of these actions.

In early September 2007, we, along with Armstrong, reached an agreement with Liberty to stay both of the declaratory judgment actions while they attempted to reach an agreement with respect to the coverage issues. On September 24, 2007, the Wisconsin court entered an order staying the case until December 13, 2007. The Georgia Court entered a similar order on September 17, 2007, staying the case until December 13, 2007. The stays in both the Wisconsin and Georgia actions recently were extended through January 14, 2008.

Given that these actions are in a very early stage, we cannot at this time predict the outcome of this litigation or what the impact of an adverse judgment might be with respect to these policies, or any other policies that may potentially provide for coverage for the claims asserted in the personal injury lead paint cases referenced above, the other personal injury lawsuits pending against Armstrong in Wisconsin, or any other current or future lead paint related claims against Armstrong.

For further discussion of both the personal injury and public nuisance cases related to lead pigment and lead-based paint, see Item 1A, “Risk Factors—Our revenues or operating costs could be adversely affected by product liability or product recall costs involving our products” and “—The outcome of pending and future litigation related to the manufacture and sale of lead pigments and lead-based paint could have a material adverse effect on our financial position, results of operations and/or cash flows.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2007 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were no sales of unregistered equity securities sold by the Company in fiscal 2007. We did not purchase any of our securities in the fourth quarter of fiscal 2007. We did not receive any proceeds from the initial public offering of BWAY Holding in June 2007.

Market Information

The common stock of BWAY Holding began trading on the New York Stock Exchange under the ticker symbol BWY beginning June 13, 2007. The following table sets forth the high and low sales prices of BWAY Holding’s common stock during the periods indicated.

	Sales Price
	High	Low
Fiscal 2007
Third Quarter	$15.62	$14.60
Fourth Quarter	14.92	8.95

There is no established public market for BWAY Corporation common stock.

Holders

As of December 14, 2007, there were 21 holders of record of BWAY Holding common stock.

As of December 14, 2007, all of the common stock of BWAY was held by BWAY Holding.

Dividends

BWAY Holding did not pay dividends in fiscal 2007 or 2006, and it does not intend to pay dividends in the foreseeable future.

In the fourth quarter of fiscal 2006, BWAY declared a $10.0 million cash dividend payable to BWAY Holding. The dividend was used by BWAY Holding to repurchase 85,088 shares of its common stock and settle for cash the exercise of 722,547 shares issuable pursuant to outstanding stock options. Each of the stock and options were beneficially owned by our former chairman and chief executive officer.

With certain exceptions, we are prohibited by our long-term debt arrangements from paying dividends. The dividend paid to BWAY Holding discussed above was such an exception.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about BWAY Holding common stock that may be issued under our equity compensation plans as of September 30, 2007.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price Per Share of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	5,553,338	$5.96	2,214,231
Equity compensation plans not approved by security holders	—	—	—

Total	5,553,338	$5.96	2,214,231

(1)	Includes 193,333 shares of BWAY Holding common stock, which have been reserved for issuance under the BCO Holding Company Stock Incentive Plan.
(2)

Includes the Holding 1995 Long-Term Incentive Plan, the BCO Holding Company Stock Incentive Plan and the BWAY Holding Company 2007 Omnibus Incentive Plan (see Note 9, Stock-Based Compensation, of Notes to Consolidated Financial Statements, in Item 8.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial and operating data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and with our consolidated financial statements and related notes included in Item 8. The selected consolidated financial and other data as of September 30, 2007 and October 1, 2006 and for each of the fiscal years in the three-year period ended September 30, 2007 have been derived from our audited consolidated financial statements and related notes included in Item 8. The selected consolidated financial and other data as of October 2, 2005 and for the fiscal year ended October 3, 2004 have been derived from our audited financial statements and related notes that are not included in this Annual Report. Because BWAY Holding Company was not formed until September 2002, the selected consolidated financial and other data for the periods from September 30, 2002 to February 6, 2003 and February 7, 2003 to September 28, 2003, and as of September 28, 2003 and October 3, 2004, have been derived from BWAY’s audited consolidated financial statements and the related notes thereto which are not included in this Annual Report. Unless otherwise indicated, references to years in this Item 6 relate to fiscal years rather than to calendar years.

In 2007, we changed the method of accounting for substantially all of our inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, all prior periods presented have been retrospectively adjusted to apply the new method. For a summary of the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, see Note 3, Change in Method of Accounting for Inventory, of Notes to Consolidated Financial Statements, included in Item 8.

	Successor(1)					Predecessor(1)
	Fiscal Period Ended (2)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Net sales	$959,017	$918,513	$829,109	$611,588	$364,384	$186,726
Cost of products sold (excluding depreciation and amortization) (3)(4)	830,102	790,641	706,539	525,099	310,952	166,468

Gross profit (excluding depreciation and amortization)	128,915	127,872	122,570	86,489	53,432	20,258

Depreciation and amortization (5)	45,377	41,615	43,215	31,724	16,835	6,091
Selling and administrative expense (6)(7)	37,204	29,777	22,120	14,040	8,675	14,875
Merger related transaction costs (8)	—	—	—	—	—	2,488
Public offering expenses (9)	9,599	—	—	—	—	—
Restructuring and impairment (adjustment) charge (10)(11)(12)(13)(14)	(113)	1,511	5,265	352	260	(460)
Other expense (income), net (15)(16)	1,067	1,813	(175)	178	905	17

Income (loss) income from operations	35,781	53,156	52,145	40,195	26,757	(2,753)
Interest expense, net (17)(18)(19)	37,981	34,660	32,165	26,889	16,935	11,190

(Loss) income before income taxes and cumulative effect of change in accounting principle	(2,200)	18,496	19,980	13,306	9,822	(13,943)
Provision for (benefit from) income taxes	941	9,237	7,239	5,161	3,653	(4,824)

(Loss) income before cumulative effect of change in accounting principle	(3,141)	9,259	12,741	8,145	6,169	(9,119)

Cumulative effect of change in accounting principle, net of tax	—	(398)	—	—	—	—

Net (loss) income	$(3,141)	$8,861	$12,741	$8,145	$6,169	$(9,119)

	Successor(1)					Predecessor(1)
	Fiscal Period Ended (2)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Amounts in thousands, except per share data)
(LOSS) INCOME PER SHARE—BWAY HOLDING
Weighted-average shares outstanding
Basic	20,851	20,592	20,603	18,006	17,199	18,429
Diluted	20,851	25,348	24,937	21,333	19,984	18,429
Net (loss) income per share
Basic	$(0.15)	$0.43	$0.62	$0.45	$0.36	$(0.49)
Diluted	(0.15)	0.35	0.51	0.38	0.31	(0.49)

OTHER FINANCIAL DATA
Adjusted EBITDA (20)	$104,037	$108,725	$101,012	$73,906	$48,211	$18,483
Adjusted EBITDA margin % (21)	10.8%	11.8%	12.2%	12.1%	13.2%	9.9%
Capital expenditures	25,555	25,041	20,282	19,066	8,879	4,607
Cash paid for interest	33,649	33,200	29,866	22,595	18,611	5,374
Total debt/Adjusted EBITDA(20)	4.1x	4.1x	3.9x	5.6x	4.5x	—
Adjusted EBITDA(20)/Cash paid for interest	3.1x	3.3x	3.4x	3.3x	2.6x	3.4x

	Successor(1)
	As of the Fiscal Year Ended (2)
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
BALANCE SHEET DATA
Working capital	$106,493	$91,773	$55,336	$46,509	$7,613
Total assets (22)	857,933	854,530	774,907	737,152	435,561
Total debt and capital lease obligations (23)(24)	425,835	440,444	395,975	415,810	217,465
Stockholders’ equity	$157,256	$137,808	$130,297	$117,254	$71,617

Notes to Selected Financial Data Table:

(1)	“Predecessor” refers to BWAY Corporation and its subsidiaries prior to the acquisition of BWAY by BWAY Holding. BWAY Holding was formed in September 2002 to facilitate the acquisition of BWAY’s common stock pursuant to a merger agreement dated September 30, 2002. The merger was completed on February 7, 2003 and BWAY became a wholly-owned subsidiary of BWAY Holding (the “Transaction”). Periods subsequent to February 6, 2003 are referred to as “Successor” periods.

On November 27, 2002, a subsidiary of BWAY Holding issued $200 million in principal amount 10% senior subordinated notes that become due in 2010 in a private placement to raise a portion of the financing needed to acquire the common stock of BWAY. On February 7, 2003, the finance subsidiary of BWAY Holding was merged with and into BWAY, with BWAY continuing as the surviving corporation, and BWAY assumed all obligations related to the senior subordinated notes.

During the period from November 27, 2002 through February 6, 2003, the proceeds from the private placement were held in escrow, and the finance subsidiary of BWAY Holding accrued interest of $3.5 million, net of interest earned on the funds in escrow. The interest expense, net, is not reflected in the selected historical consolidated financial data because the finance subsidiary was not a subsidiary of BWAY.

(2)	Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2007, 2006, 2005, 2004 and 2003 ended September 30, 2007, October 1, 2006, October 2, 2005, October 3, 2004 and September 28, 2003, respectively. Fiscal year 2003 consists of Successor 2003 (for the period from February 7, 2003 to September 28, 2003) and Predecessor 2003 (for the period from September 30, 2002 to February 6, 2003). The fiscal years 2007, 2006, 2005 and 2003 consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks. Our financial statements for the periods presented include the results of operations from and including January 30, 2007 related to the Vulcan acquisition, from and including July 17, 2006 related to the ICL acquisition, from and including July 7, 2004 related to the NAMPAC acquisition and from and including August 25, 2003 related to the assets we acquired and liabilities assumed from SST Industries. Some of our subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30 and have been consolidated as of September 30, 2007, September 30, 2006, September 30, 2005 and September 30, 2004. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

Notes to Selected Financial Data Table:

(3)	The following table summarizes stock-based compensation expense recorded by line item for the periods indicated.

	Successor(a)					Predecessor(a)
	Fiscal Period Ended (b)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Dollars in Thousands)
Stock-Based Compensation Expense
Cost of products sold (excluding depreciation and amortization) (c)	$2,471	$274	$344	$206	$214	$2,900
Selling and administrative expense (d)(e)	9,855	9,881	1,508	904	940	9,692

Total stock-based compensation expense (f)(g)(h)(i)	$12,326	$10,155	$1,852	$1,110	$1,154	$12,592

(a)	See Note 1 above.
(b)	See Note 2 above.
(c)	Stock-based compensation expense in 2007 includes approximately $1.8 million in non-cash compensation expense associated with the accelerated vesting of certain stock options at the completion of BWAY Holding’s initial public offering in June 2007 and approximately $0.6 million associated with the modification of vesting criteria for certain stock options as a result of the initial public offering.
(d)	Stock-based compensation expense in 2007 includes approximately $7.8 million in non-cash compensation expense associated with the accelerated vesting of certain stock options at the completion of BWAY Holding’s initial public offering in June 2007 and approximately $1.5 million associated with the modification of vesting criteria for certain stock options as a result of the initial public offering.
(e)	Stock-based compensation expense in 2006 includes $8.8 million related to the cash settlement of certain stock options exercised by one of our officers.
(f)	Stock-based compensation expense for 2007 relates partially to stock options issued subsequent to the Transaction, including additional stock-based compensation expense as discussed in (c) and (d) above, and to stock options issued subsequent to the initial public offering.
(g)	Stock-based compensation expense for 2006 relates partially to stock options issued subsequent to the Transaction and to the cash settlement of certain Exchange Options as discussed in (d) above.
(h)	Stock-based compensation expense in Successor 2005, 2004 and 2003 relates to stock options issued subsequent to the Transaction.
(i)	Stock-based compensation expense in Predecessor 2003 relates to Predecessor stock option payouts associated with the Transaction.

(4)	Cost of products sold for 2007 includes approximately $2.5 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(5)	Depreciation for Successor 2005, 2004 and 2003 includes $3.9 million, $5.8 million and $1.8 million, respectively, of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.

(6)	See Note 3 above.

(7)	Selling and administrative expense for 2007 includes approximately $8.0 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(8)	Amounts relate to certain professional fees and other transaction costs relating to the Transaction.

(9)	Amounts relate to transaction costs relating to the initial public offering, including $2.5 million in professional fees and other costs, a $5.0 million financial advisory agreement termination fee and a $2.0 million advisory services fee.

(10)	Fiscal 2006 primarily relates to on-going severance and facility holding costs associated with the plastics manufacturing facility shutdowns discussed in Note 13 below. The facility holding costs include an additional expense of approximately $0.8 million related to changes in our sublease assumptions on the remaining facility.

(11)	Fiscal 2005 includes a $5.3 million charge for restructuring ($4.3 million) and asset impairment ($1.0 million). The restructuring charge consisted of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $3.1 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and a $(0.1) million adjustment to a previously recognized facility closure exit liability. The $1.0 million impairment charge was taken to write down certain assets associated with the closed plastics manufacturing facilities to their estimated fair value.

(12)	Fiscal 2004 includes a charge of $0.3 million related to severance and benefits, equipment disposition and other related costs associated with the closing of our Picayune, Mississippi manufacturing facility.

(13)	Successor 2003 includes a charge of $0.3 million primarily related to severance and benefits resulting from the closing of our Picayune, Mississippi manufacturing facility.

(14)	Predecessor 2003 includes a $0.5 million adjustment related to revised expectations of future lease payments for closed facilities.

(15)	Fiscal 2006 includes approximately $0.8 million in third party expenses incurred in connection with the refinancing of the term loan component of our credit facility that could not be capitalized as deferred financing costs in accordance with applicable accounting guidance.

Notes to Selected Financial Data Table:

(16)	Other expense, net, includes financial advisory fees paid to Kelso of $0.4 million in 2007, $0.5 million in each of 2006, 2005 and 2004 and $0.3 million in Successor 2003. The financial advisory agreement was terminated in conjunction with the initial public offering—See Note 9 above.

(17)	Fiscal 2004 includes approximately $1.3 million of unamortized deferred financing costs written off as a result of refinancing the credit facility in connection with the NAMPAC acquisition.

(18)	The period from February 7, 2003 to September 28, 2003 includes $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired undrawn at the closing of the Transaction.

(19)

The period from September 30, 2002 to February 6, 2003 includes $6.8 million of interest expense related to the Transaction. The $6.8 million consists of $5.1 million related to the tender, consent and redemption premiums and $1.7 million related to the write-off of deferred financing costs, each associated with the redemption of our $100.0 million 10  1/4% Senior Subordinated Notes that would have become due in 2007.

(20)	Adjusted EBITDA is reconciled to net (loss) income and to net cash (used in) provided by operating activities in the tables below. Adjusted EBITDA is not a measurement recognized under accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA differs from the term “EBITDA” as it is commonly used. Adjusted EBITDA, as used in this Annual Report, means “Consolidated EBITDA” as that term is defined under our credit facility, which is generally “Consolidated Net Income” adjusted for, to the extent deducted or added in calculating net income, as the case may be: interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, any other non-cash charges, compensation charges (whether cash or non-cash) resulting from the repurchase of stock options or other equity interests, debt financing costs, cash restructuring charges (subject to certain limitations), amortization of manufacturer’s profit in beginning inventory due to purchase accounting, expenses related to an equity offering, financial advisory fees paid to Kelso, gains or losses associated with asset sales (other than inventory in the normal course of business) and foreign currency translation adjustments, in each case as more fully defined in the agreements governing our credit facility.

We present Adjusted EBITDA because several of our material debt covenants are based on financial ratios utilizing Adjusted EBITDA and non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements, which could have a material adverse effect on our financial position, results of operations and/or cash flows. Adjusted EBITDA is also one of the measures management uses to assess our financial performance and is a primary metric used in certain of our management incentive programs, including our management incentive bonus plan. We also believe that measures of EBITDA are common measurements of performance used by companies in our industry and are frequently used by securities analysts, investors and other interested parties to measure our ability to service our debt obligations and as a measurement of our financial performance. While providing useful information, Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP and should not be construed as an indication of a company’s operating performance or as a measure of liquidity. Adjusted EBITDA may have material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. In addition, “Adjusted EBITDA” or “EBITDA” presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

Borrowings under our credit facility are a key source of our liquidity. Our ability to borrow under this credit facility depends upon, among other things, our compliance with the financial ratio covenants based on Adjusted EBITDA set forth in the credit agreement governing our credit facility. Under the credit agreement, we are required to maintain a minimum “Consolidated Interest Coverage Ratio” and to not exceed a “Maximum Total Leverage Ratio,” each as defined in the credit agreement governing our credit facility and based on Adjusted EBITDA. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for our credit facility and, absent a waiver or an amendment from the lenders, permit the acceleration of all outstanding borrowings under the credit facility. As of September 30, 2007, we performed the calculations associated with the above noted financial covenants and determined that we were in compliance with such financial covenants.

As of September 30, 2007, we had an aggregate principal amount outstanding of $225.6 million pursuant to our credit facility. At September 30, 2007, we were required under the credit facility to maintain a minimum Consolidated Interest Coverage Ratio of 2.70 and, for the twelve months ended September 30, 2007, our Consolidated Interest Coverage Ratio was 3.19. At September 30, 2007, we were also required under the credit facility to maintain a Maximum Consolidated Total Leverage Ratio of not more than 4.55, and, for the twelve months ended September 30, 2007, our Maximum Consolidated Total Leverage Ratio was 3.32.

	Successor(a)					Predecessor(a)
	For the Periods Ended (b)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Dollars in Thousands)
RECONCILIATION OF ADJUSTED EBITDA TO NET (LOSS) INCOME
Net (loss) income	$(3,141)	$8,861	$12,741	$8,145	$6,169	$(9,119)
Cumulative effect of change in accounting principle	—	398	—	—	—	—
Interest expense, net (c)	37,981	34,660	32,165	26,889	16,935	11,190
Provision for (benefit from) income taxes	941	9,237	7,239	5,161	3,653	(4,824)
Depreciation and amortization (d)	45,377	41,615	43,215	31,724	16,835	6,091

EBITDA	$81,158	$94,771	$95,360	$71,919	$43,592	$3,338

Adjustments:
Stock-based compensation expense(e)	12,326	10,155	1,852	1,110	1,154	12,592
Restructuring and impairment (adjustment) charge (f)	(113)	1,511	5,265	352	260	(460)
Amortization of manufacturer’s profit in beginning inventory	—	475	—	347	2,300	—
Merger related transaction costs (g)	—	—	—	—	—	2,996
IPO related expenses (h)	20,103	—	—	—	—	—
Other (i)	1,067	1,813	(175)	178	905	17

ADJUSTED EBITDA	$104,541	$108,725	$102,302	$73,906	$48,211	$18,483

	Successor(a)					Predecessor(a)
	For the Periods Ended (b)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Dollars in Thousands)
RECONCILIATION OF ADJUSTED EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$46,939	$60,933	$64,324	$45,098	$30,415	$(2,135)
Interest expense, net	37,981	34,660	32,165	26,889	16,935	11,190
Provision for (benefit from) income taxes	941	9,237	7,239	5,161	3,653	(4,824)
Amortization of deferred financing costs	(2,100)	(2,156)	(2,120)	(1,970)	(1,168)	(359)
Change in operating assets, liabilities and other	10,677	5,576	694	(1,619)	(3,924)	(977)
Stock-based compensation expense	—	—	—	—	—	12,592
Amortization of manufacturer’s profit in beginning inventory	—	475	—	347	2,300	—
Merger related transaction costs (g)	—	—	—	—	—	2,996
IPO related expenses (h)	20,103	—	—	—	—	—

ADJUSTED EBITDA	$104,541	$108,725	$102,302	$73,906	$48,211	$18,483

(a)	See Note 1 above.
(b)	See Note 2 above.
(c)	See Notes 17, 18 and 19 above.
(d)	See Note 5 above.
(e)	See Note 3 above.
(f)	See Notes 10, 11, 12, 13 and 14 above.
(g)	See Note 8 above.
(h)	IPO related expenses include $9.6 million in public offering expenses (see Note 9 above) and $10.5 in management bonus expense, including related employer taxes and benefits, paid concurrent with the successful completion of the initial public offering.
(i)	See Notes 15 and 16 above.

(21)	Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to net sales. We present Adjusted EBITDA margin because it is used by management as a performance and liquidity measurement of Adjusted EBITDA generated from net sales. See Note 20 above for a discussion of Adjusted EBITDA as a non-GAAP measurement and a reconciliation of Adjusted EBITDA to a net income and net cash provided by operating activities, each a GAAP measurement.

(22)	The increase in total assets at October 3, 2004 from September 28, 2003 reflects the assets associated with the NAMPAC acquisition and the increase in total assets at October 1, 2006 from October 2, 2005 reflects the assets associated with the ICL acquisition.

(23)	Total debt includes capital lease obligations of $0.2 million at September 30, 2007, $0.4 million at October 1, 2006 , $0.7 million at October 2, 2005, $0.8 million at October 3, 2004 and $0.3 million September 28, 2003.

(24)	The increase in total debt at October 1, 2006 from October 2, 2005 reflects the debt incurred in financing the ICL acquisition and the increase in total debt at October 3, 2004 from September 28, 2003 reflects the debt incurred in financing the NAMPAC acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes thereto included in Item 8, as well as with a general understanding of our business as discussed in Item 1, “Business.” Unless otherwise indicated, references to years in our discussion and analysis relate to fiscal years rather than to calendar years.

Overview

We are a leading North American manufacturer of general line rigid metal and plastic containers. Of our 2007 net sales of $959.0 million, we estimate approximately 83% was generated from the sale of products in which we hold the leading market share position.

Since 2003, our management team has led the successful transformation of our company through diversification into the general line rigid plastics business through the completion of four strategic acquisitions. Our fiscal 2007 net sales for the plastic packaging segment were $386.2 million with segment earnings of $48.2 million, and we have achieved a market-leading position for the products we manufacture.

This diversification significantly increased our product offerings, complimented our general line rigid metal container business and improved our cross-selling opportunities with our customers. Since the general line rigid plastic container market is growing faster than the general line rigid metal container market, this diversification has repositioned our company for higher growth with 40.3% plastics packaging segment net sales and 59.7% metal packaging segment net sales in fiscal 2007.

Segments

We report our results of operations in two segments: metal packaging and plastic packaging. Our products within each of these segments include:

Metal packaging: general line rigid metal containers made from steel, including paint cans and components, aerosol cans, ammunition boxes, steel pails, oblong cans and a variety of other specialty cans that our customers use to package paint, household and personal care products, automotive after-market products, paint thinners, driveway and deck sealants and other end-use products. Fiscal 2007 sales for this segment were $572.8 million.

Plastic packaging: injection-molded plastic pails and blow-molded tight-head containers, bottles and drums that our customers use to package petroleum, oils, lubricants, pharmaceuticals, agricultural chemicals, other chemical applications, paint, ink, edible oils, high-tech coatings, high-solid coatings, roofing mastic and adhesives and driveway sealants. Fiscal 2007 sales for this segment were $386.2 million.

Factors Affecting Our Results of Operations

Net Sales

“Net Sales” are our revenues generated from the sales of general line rigid metal and plastic containers, reduced for customer credits, sales returns and allowances and earned quantity discounts.

Our net sales depend in large part on the varying economic and other conditions of the end markets that we serve. Demand for our products correlates positively with the overall U.S. economy. Most of the end markets we serve, including our largest market, the home improvement and repair market, have historically shown steady growth. Demand for our products may change due to changes in general and regional economic conditions, consumer confidence, weather, commodity prices, employment and personal income growth, each of which is beyond our control.

Metal segment pricing is based on the cost of steel, coatings, inks, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs, customer mix and competition. Generally, pricing for our metal segment products changes around January 1st of each year. Typically, the price of our manufactured metal segment products is higher for larger, more complex products.

Plastic segment pricing is based on the cost of resin, colorant, fittings, labeling, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs, customer mix and competition. Pricing for our plastic segment fluctuates periodically as the cost of resin fluctuates. Typically, the price of our manufactured plastic segment products is higher for larger, more complex products.

Revenues in each of our segments are seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year when activity in several of our end markets, most notably the home improvement and repair sector, is generally slower. For example, in the first quarter of fiscal 2007 and 2006 our net sales were 21% and 22%, respectively, of our total annual net sales and our gross profit was 19% of our total annual gross profit for each of the first quarters of 2007 and 2006. These seasonal patterns cause our quarterly operating results and working capital requirements to fluctuate.

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

Restructuring and impairment charge (adjustment), which includes costs related to closing previously acquired facilities. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through consolidation of facilities and headcount reductions and include severance, rent on vacated facilities and equipment removal costs. Impairment charges result whenever the carrying amount of an asset may not be recoverable.

Selling and administrative expense, which includes corporate and sales salaries and incentive compensation, professional fees, insurance, stock-based compensation, rent, bad debt expense and other corporate administrative costs. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance costs, professional fees, changes to stock-based compensation based on stock valuation and changes in incentive compensation expense.

Interest expense, net, which includes interest payments on our indebtedness. Changes in the amount of our indebtedness and fluctuations in interest rates drive changes in these costs.

Other expense (income), net, includes foreign currency transaction gains and losses, gains and losses on sales of fixed assets, Kelso financial advisory fees and other non-operating costs.

Raw materials for the metal segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Steel producers have historically raised prices annually around January 1st of each year. In recent years, there has been consolidation in the steel industry and, as a result, our steel raw material purchases have been concentrated with the largest suppliers. We have historically been able to secure steel to meet our customers’ requirements even during periods of high demand.

Raw materials for the plastics segment include resins, fittings and inks. Resin prices fluctuate periodically throughout the year and have increased approximately 22% over the last three years. We have generally been able to recover these raw material price increases through pass-through mechanisms in our sales agreements. We have historically been able to secure resin to meet our customers’ requirements even during periods of tight supply.

To reduce our overall cost of raw materials, we have periodically supplemented our steel and resin raw material supply with purchases on the spot market and additional purchases in advance of price increases.

Productivity Improvements

In 2007, we acquired Vulcan in Canada, closed the acquired facilities, consolidated the business into our ICL facilities and eliminated approximately 100 employees. In reaction to changes in demand, customer mix and product mix and increased competitive price pressure, we are adjusting production schedules and manning, and we are evaluating capacity reduction options, which will include a plant rationalization.

Acquisitions and Restructuring

NAMPAC Acquisition

On July 7, 2004, we acquired all of the issued and outstanding shares of stock of NAMPAC, a manufacturer of rigid plastic containers for industrial packaging markets. We paid approximately $202.8 million in cash, net of cash acquired, for the acquisition, which was funded by a $30.0 million equity contribution from the Kelso affiliates and certain members of our senior management and from a portion of the proceeds from a $225.0 million term loan facility, which was subsequently refinanced in connection with the ICL acquisition. The results of operations related to this acquisition are included in our consolidated financial statements from the date of acquisition.

The NAMPAC acquisition enabled us to expand our presence in the general line rigid plastic container market and to further diversify our plastic container product offering.

After the NAMPAC acquisition, in October 2004, we approved a plan to close the three SST Industries plastics manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC acquisition. We ceased operations in and closed all three facilities—one at the end of fiscal 2004 and the remaining two in the third quarter of fiscal 2005. We consolidated the business from these closed facilities into our other plastics manufacturing facilities, which has resulted in lower overall manufacturing costs and improved manufacturing capacity. In closing the facilities, we relocated or terminated the workforce and disposed of, stored or transferred certain equipment to other manufacturing facilities.

ICL Acquisition

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., a Toronto-based manufacturer of rigid plastic containers and steel pails for industrial packaging markets. The net assets were acquired by ICL Industrial Containers ULC (“ICL”), a wholly-owned subsidiary of BWAY created to effectuate the acquisition. We paid approximately $68.3 million in cash for the acquisition, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. For a further discussion of the term loans, see Note 7, Long-Term Debt, of Notes to Consolidated Financial Statements, in Item 8. The results of operations of ICL are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $1.7 million in transaction costs associated with the acquisition. The ICL acquisition enabled us to expand in the Canadian market.

Vulcan Acquisition

On January 30, 2007, we acquired substantially all of the assets and assumed certain liabilities of Vulcan Containers, Ltd. for a purchase price of approximately $6.0 million, which was paid using cash on hand. Vulcan was headquartered in Toronto and produced steel pails for distribution primarily in Canada. The Vulcan acquisition further expanded our presence in Canada and provided an opportunity to leverage the manufacturing capacity of ICL. The acquired business is included in our metal packaging segment, and the results of operations are included in the consolidated financial statements from the date of acquisition.

In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we closed the Vulcan manufacturing facilities and terminated approximately 100 employees. In connection with the purchase price allocation, pursuant to Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, we recorded a reorganization liability of approximately $3.4 million, which consisted of severance payments and facility closure costs.

In this Item 7, we refer to the ICL acquisition and the Vulcan acquisition as the “Canadian Acquisitions.”

Accounting for Inventory

During the fourth quarter of 2007, we changed the method of accounting for substantially all of our inventories from the LIFO method to the FIFO method. As of October 1, 2006, the percentage of inventories accounted for under the LIFO method for the carrying amounts of U.S. inventories and consolidated inventories was 98% and 92%, respectively. We believe the FIFO method of inventory valuation is preferable to the LIFO method as it better reflects the current acquisition cost of those inventories on our consolidated balance sheets, enhances the matching of cost of products sold with net sales and conforms the inventory costing methods for all of our inventories to a single method. In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, all prior periods presented have been retrospectively adjusted to apply the new method.

For a summary of the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs for the fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005, see Note 3, Change in Method of Accounting for Inventory, of Notes to Consolidated Financial Statements, included in Item 8.

Results of Operations

Fiscal Year 2007 and Fiscal Year 2006

Overview

The following highlights changes in the results of operations for fiscal 2007 compared to fiscal 2006. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•	The Canadian Acquisitions contributed $62.3 million to net sales and $10.4 million to gross margin in 2007 over 2006.

•	Excluding the impact of the Canadian Acquisitions, net sales decreased $21.8 million (2.4%) and gross margin decreased $12.4 million (1.6%).

•

The decrease in net sales, excluding the impact of the Canadian Acquisitions, is primarily due to lower selling prices as a result of customer mix and competitive pricing pressure. Volume results were mixed by product. Volumes increased for aerosol containers and blow molded plastic containers and declined slightly for injection molded plastic pails and metal general line containers primarily as a result of a weak housing market affecting demand for paint and other housing related products.

•

Excluding the impact of the Canadian Acquisitions and the impact of the initial public offering related expenses of $4.3 million included in cost of products sold, the decrease in gross margin of $13.7 million is primarily due to the factors affecting net sales.

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for 2007 (fiscal year ended September 30, 2007) and 2006 (fiscal year ended October 1, 2006).

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of Net Sales)
Net sales	$959,017	$918,513	$40,504	4.4%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	830,102	790,641	39,461	5.0	86.6	86.1

Gross profit (excluding depreciation and amortization)	128,915	127,872	1,043	0.8	13.4	13.9

Depreciation and amortization	45,377	41,615	3,762	9.0	4.7	4.5
Selling and administrative expense	37,204	29,777	7,427	24.9	3.9	3.2
Public offering expense	9,599	—	9,599	NM	1.0	—
Restructuring (adjustment) charge	(113)	1,511	(1,654)	NM	—	0.2
Interest expense, net	37,981	34,660	3,321	9.6	4.0	3.8
Other expense , net	1,067	1,813	(746)	(41.1)	0.1	0.2

(Loss) income before income taxes and cumulative effect of change in accounting principle	(2,200)	18,496	(20,696)	NM	(0.2)	2.0
Provision for income taxes	941	9,237	(8,296)	(89.8)	0.1	1.0

(Loss) income before cumulative effect of change in accounting principle	(3,141)	9,259	(12,400)	NM	(0.3)	1.0
Cumulative effect of change in accounting principle, net of tax benefit	—	(398)	(398)	(100.0)	—	—

Net (loss) income	$(3,141)	$8,861	$(12,002)	NM %	(0.3)%	1.0%

NM—Not Meaningful

Net Sales

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of the Total)
Net Sales by Segment
Metal packaging	$572,832	$552,968	$19,864	3.6%	59.7%	60.2%
Plastic packaging	386,185	365,545	20,640	5.6	40.3	39.8

Consolidated net sales	$959,017	$918,513	$40,504	4.4%	100.0%	100.0%

The increase in metal packaging segment net sales for 2007 over 2006 is primarily attributable to the Canadian Acquisitions. Although we realized modest volume gains in 2007 for our aerosol products, overall metal packaging volumes were down slightly in 2007. These declines are a result of a weak housing market affecting demand for paint and other housing related products, customer mix and product mix. In addition, pricing became more competitive in 2007, especially in aerosol containers, and we reduced selling prices in certain instances to maintain volume. Customer mix negatively impacted sales as volumes increased with our larger customers that typically have lower selling prices and margins but decreased with our smaller customers that typically have higher selling prices and margins.

The increase in plastic packaging segment net sales for 2007 over 2006 is primarily attributable to the ICL acquisition and other volume increases, which were offset by lower selling prices as a result of a decrease in the pass through of material costs.

Cost of Products Sold

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of the Total)
Cost of Products Sold by Segment (excluding depreciation and amortization)
Metal packaging	$491,694	$459,016	$32,678	7.1%	59.2%	58.1%
Plastic packaging	333,421	329,658	3,763	1.1	40.2	41.7

Segment CPS	825,115	788,674	36,441	4.6	99.4	99.8
Corporate undistributed expenses	4,987	1,967	3,020	NM	0.6	0.2

Consolidated CPS	$830,102	$790,641	$39,461	5.0%	100.0%	100.0%

NM—Not Meaningful

The increase in cost of products sold, excluding depreciation and amortization (“CPS”) for the metal packaging segment for 2007 over 2006 is primarily due to the Canadian Acquisitions. General line material costs were greater in 2007 in association with higher aerosol volumes and higher material prices, and the costs were partially offset by reduced spending. Higher material costs were primarily attributable to annual metal increases effective in January 2007, and the absence of foreign supplied steel and spot market metal purchases in the last four months of 2007 that typically have lower cost than contracted metal purchases.

Metal packaging segment CPS as a percentage of segment net sales increased to 85.8% in 2007 from 83.0% in 2006 due to the higher metal costs noted above as well as to changes in customer mix, as discussed above under the net sales.

The increase in CPS for the plastic packaging segment for 2007 over 2006 is primarily due to the ICL acquisition, partially offset by lower raw material costs and reduced spending. Plastic packaging segment CPS as a percentage of segment net sales decreased to 86.3% in 2007 from 90.2% in 2006.

The increase in corporate undistributed expenses for 2007 over 2006 is related to the initial public offering management bonus and stock-based compensation associated with the accelerated vesting of certain stock options and the modified vesting of certain other stock options, each in connection with the initial public offering in 2007.

Depreciation and Amortization

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of the Total)
Depreciation and Amortization by Segment
Metal packaging	$22,658	$21,381	$1,277	6.0%	49.9%	51.4%
Plastic packaging	21,673	18,331	3,342	18.2	47.8	44.0

Segment depreciation and amortization	44,331	39,712	4,619	11.6	97.7	95.4
Corporate	1,046	1,903	(857)	(45.0)	2.3	4.6

Consolidated depreciation and amortization	$45,377	$41,615	$3,762	9.0%	100.0%	100.0%

The increase in metal packaging segment depreciation and amortization expense (“D&A”) for 2007 over 2006 primarily relates to amortization associated with the ICL acquisition partially offset by lower scheduled amortization of intangibles.

The increase in plastic packaging segment D&A for 2007 over 2006 primarily relates to the additional depreciation and amortization of intangibles associated with the ICL acquisition, as well as higher scheduled amortization of intangibles.

The decrease in corporate D&A, which consists entirely of depreciation, for 2007 over 2006 is due to a higher percentage of fully depreciated assets relative to new corporate capital expenditures.

Selling and Administrative Expense

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of the Total)
Selling and Administrative Expense by Segment
Metal packaging	$5,858	$6,558	$(700)	(10.7)%	15.7%	22.0%
Plastic packaging	4,594	3,974	620	15.6	12.3	13.3

Segment selling and administrative expense	10,452	10,532	(80)	(0.8)	28.1	35.4
Corporate undistributed expenses	26,752	19,245	7,507	39.0	71.9	64.6

Consolidated selling and administrative expense	$37,204	$29,777	$7,427	24.9%	100.0%	100.0%

The decrease in segment selling and administrative expense (“S&A”) for 2007 over 2006 is primarily due to lower bonus expense and spending in each of the segments offset by additional expenses associated with the Canadian Acquisitions.

The increase in corporate undistributed expenses for 2007 over 2006 is primarily due to the initial public offering management bonus and stock-based compensation associated with the accelerated vesting of certain stock options and the modified vesting of certain other stock options, each in connection with the initial public offering in 2007. The increase for 2007 over 2006 is partially offset by $8.8 million in stock-based compensation expense in 2006 related to the cash settlement of certain stock options that did not occur in 2007.

Interest, Taxes and Other Items

Interest Expense, Net. Interest expense, net, increased $3.3 million for 2007 over 2006 primarily due to an increase in debt related to the ICL acquisition in the fourth quarter of 2006 and to slightly higher interest rates.

Provision for Income Taxes. The provision for income taxes decreased approximately $8.3 million to $0.9 million for 2007 from $9.2 million for 2006. The provision recorded on the loss before income taxes is primarily the result of certain expenses related to the initial public offering that are not deductible for income tax purposes.

Restructuring Charge (Adjustment). The restructuring charge in 2006 primarily related to on-going holding costs and severance related to closures in 2005, including a charge of approximately $0.8 million related to a revision in our sublease assumption for one of the closed facilities. The adjustment in 2007 relates to differences between previously recorded estimates and lower actual costs. The adjustment was partially offset by actual holding costs incurred for vacated facilities.

Other Expense, Net. Other expense, net, decreased for 2007 over 2006 primarily due to certain expenses incurred in 2006 related to the refinancing of the credit facility that could not be capitalized as deferred financing costs in accordance with applicable accounting guidance.

Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit. Upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), in the fourth quarter of 2006, we recorded an increase in property, plant and equipment of $0.6 million and recognized an asset retirement obligation of $1.2 million. This resulted in the recognition of a non-cash cumulative effect of a change in accounting principle of $0.4 million, net of a $0.2 deferred tax benefit, in 2006.

Fiscal Year 2006 and Fiscal Year 2005

Overview

The following highlights changes in the results of operations for fiscal 2006 compared to fiscal 2005. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•	The ICL acquisitions contributed $14.8 million to net sales and $2.4 million to gross margin.

•	Excluding the impact of the ICL acquisition, net sales increased $74.6 million (9.0%) and gross margin increased $2.9 million (2.4%).

•

The increase in net sales for 2006, excluding the ICL impact, is primarily related to net volume gains in the metal packaging segment and higher selling prices related to higher resin costs in the plastic packaging segment.

•

The gross margin increase for 2006, excluding the ICL impact, is primarily related to increase volume for the metal packaging segment and lower spending and productivity for the plastic packaging segment.

The following table sets forth changes in our statements of operations and line items as a percentage of net sales for 2006 (year ended October 1, 2006) and 2005 (year ended October 2, 2005).

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of Net Sales)
Net sales	$918,513	$829,109	$89,404	10.8%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	790,641	706,539	84,102	11.9	86.1	85.2

Gross profit (excluding depreciation and amortization)	127,872	122,570	5,302	4.3	13.9	14.8

Depreciation and amortization	41,615	43,215	(1,600)	(3.7)	4.5	5.2
Selling and administrative expense	29,777	22,120	7,651	34.6	3.2	2.7
Restructuring and impairment charge	1,511	5,265	(3,754)	(71.3)	0.2	0.6
Interest expense, net	34,660	32,165	2,495	7.8	3.8	3.9
Other expense (income), net	1,813	(175)	1,988	NM	0.2	—

Income before income taxes and cumulative effect of change in accounting principle	18,496	19,980	(1,484)	(7.4)	2.0	2.4
Provision for income taxes	9,237	7,239	1,998	27.6	1.0	0.9

Income before cumulative effect of change in accounting principle	9,259	12,741	(3,482)	(27.3)	1.0	1.5
Cumulative effect of change in accounting principle, net of tax benefit	(398)	—	(398)	NM	—	—

Net income	$8,861	$12,741	$(3,880)	(30.5)%	1.0%	1.5%

NM—Not Meaningful

Net Sales

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of the Total)
Net sales by segment
Metal packaging	$552,968	$528,512	$24,456	4.6%	60.2%	63.7%
Plastic packaging	365,545	300,597	64,948	21.6	39.8	36.3

Consolidated net sales	$918,513	$829,109	$89,404	10.8%	100.0%	100.0%

The increase in metal packaging segment net sales for 2006 over 2005 is primarily related to net volume gains and to the ICL acquisition. The increase in plastic packaging segment net sales for 2006 over 2005 is primarily due to higher selling prices related to higher resin costs and, to a lesser extent, revenue from the ICL acquisition.

Cost of Products Sold

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of the Total)
Cost of Products Sold by Segment (excluding depreciation and amortization)
Metal packaging	$459,016	$434,860	$24,156	5.6%	58.1%	61.5%
Plastic packaging	329,658	271,335	58,323	21.5	41.7	38.4

Segment CPS	788,674	706,195	82,479	11.7	99.8	100.0
Corporate undistributed expenses	1,967	344	1,623	NM	0.2	—

Consolidated CPS	$790,641	$706,539	$84,102	11.9%	100.0%	100.0%

NM—Not Meaningful

The increase in CPS for the metal packaging segment for 2006 over 2005 is primarily due to the net increase in metal packaging sales volume and to the ICL acquisition. Metal packaging segment CPS as a percentage of segment net sales increased to 83.0% for 2006 from 82.3% for 2005.

The increase in CPS for the plastic packaging segment in 2006 from 2005 is primarily due to higher raw material costs and to the ICL acquisition, partially offset by reduced spending and manufacturing productivity. Plastic packaging segment CPS as a percentage of segment net sales decreased slightly to 90.2% for 2006 from 90.3%.

Depreciation and Amortization

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of the Total)
Depreciation and Amortization by Segment
Metal packaging	$21,381	$21,468	$(87)	(0.4)%	51.4%	49.7%
Plastic packaging	18,331	19,646	(1,315)	(6.7)	44.0	45.5

Segment D&A	39,712	41,114	(1,402)	(3.4)	95.4	95.1
Corporate	1,903	2,101	(198)	(9.4)	4.6	4.9

Consolidated D&A	$41,615	$43,215	$(1,600)	(3.7)%	100.0%	100.0%

The decrease in metal packaging segment D&A in 2006 from 2005 primarily relates to lower scheduled amortization of intangibles, which was partially offset by increased amortization associated with the ICL acquisition.

The decrease in plastic packaging segment D&A in 2006 from 2005 primarily relates to approximately $3.9 million of additional depreciation in 2005 associated with the shortened useful lives on certain assets offset by higher scheduled amortization of intangibles and to the amortization of intangibles associated with the ICL acquisition

Selling and Administrative Expense

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of the Total)
Selling and Administrative Expense by Segment
Metal packaging	$6,558	$6,837	$(279)	(4.1)%	22.0%	30.9%
Plastic packaging	3,974	4,561	(587)	(12.9)	13.3	20.6

Segment S&A	10,532	11,398	(866)	(7.6)	35.4	51.5
Corporate undistributed expenses	19,245	10,722	8,523	79.5	64.6	48.5

Consolidated S&A	$29,777	$22,120	$7,657	34.6%	100.0%	100.0%

The increase in consolidated S&A in 2006 from 2005 is primarily due to stock-based compensation expense of $8.8 million in 2006 associated with the cash settlement of certain stock options partially offset by general cost savings and lower spending in each of the segments.

Interest, Taxes and Other Items

Interest Expense, Net. Interest expense, net, increased $2.4 million in 2006 from 2005 primarily due to higher interest rates and to additional borrowings associated with the ICL Acquisition. Interest expense, net, in 2006 includes $0.2 million in deferred financing costs written off associated with the refinancing of the revolver component of the credit facility.

Provision for Income Taxes. The provision for income taxes increased approximately $2.0 million to $9.2 million in 2006 from $7.2 million in 2005. The increase in the provision for income taxes was due primarily to a $0.9 million tax assessment by the Puerto Rican tax authority and a $1.0 million adjustment to our estimated effective state tax rate.

Restructuring and Impairment Charges. In 2005, we recorded a $5.3 million charge consisting of a $1.0 million impairment charge and a $4.3 million restructuring charge. The impairment charge related to the write-down of certain manufacturing equipment. The majority of the restructuring charge related to costs associated with the shutdown of certain of our plastics manufacturing facilities and related severance costs. A portion of the restructuring charge related to shutdown costs included the net present value of future lease payments, net of expected sublease proceeds, and other obligations associated with facilities that were closed in the third quarter of 2005.

The restructuring charge in 2006 primarily related to on-going holding costs and severance related to the closures in 2005, including a charge of approximately $0.8 million related to a revision in our sublease assumption for one of the closed facilities.

Other Expense (Income), Net. Other expense (income), net, in 2006 includes $0.8 million in third party expenses incurred in connection with the refinancing of the term loan component of the credit facility that could not be capitalized as deferred financing costs in accordance with applicable accounting guidance. Other expense, net, in each of 2006 and 2005 includes $0.5 million in financial advisory fees paid to Kelso. Other income, net, in 2005 included gains on the sale of idled equipment and a vacant manufacturing facility in Dallas, Texas.

Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit. Upon adoption of FIN 47 in the fourth quarter of 2006, we recorded an increase in property, plant and equipment of $0.6 million and recognized an asset retirement obligation of $1.2 million. This resulted in the recognition of a non-cash cumulative effect of a change in accounting principle of $0.4 million, net of a $0.2 deferred tax benefit, in 2006.

Seasonality

Our business is seasonal, reflecting a general pattern of lower sales and earnings in the metal and plastics packaging industry during the first quarter of our fiscal year. For example, in the first quarter of 2007 and 2006 our net sales were 21% and 22%, respectively, of our total annual net sales and our gross profit was 19% of our total annual gross profit in each of the first quarters of 2007 and 2006.

Liquidity and Capital Resources

In the fourth quarter of 2006, in connection with the ICL acquisition, we refinanced our credit facility, which provides a U.S. dollar term loan of $190.0 million (the “U.S. Term Loan”) and a Canadian dollar term loan of $50.0 million, which is denominated in Canadian dollars (the “Canadian Term Loan,” and collectively with the U.S. Term Loan, the “Term Loans”). The Canadian Term Loan was borrowed by ICL. The $240.0 million in term loan proceeds were used to repay the then existing term loan outstanding of $165.3 million, to pay the consideration and transaction costs related to the ICL acquisition of approximately $68.3 million and to pay financing fees and costs of approximately $3.5 million related to the new credit facility. In addition, the new credit facility increased our revolver from $30.0 million to $50.0 million (the “U.S. Revolver”) and provides for a $5.0 million revolver (or Canadian dollar equivalent), which can be borrowed by ICL (the “Canadian Revolver,” and collectively with the U.S. Revolver, the “Revolvers”). The $68.3 million includes approximately $1.7 million in transaction costs associated with the acquisition.

Interest rates on the Term Loans are variable. The weighted-average interest rate on these variable rate loans as of September 30, 2007 was approximately 7.1%.

We have $200.0 million in aggregate principal amount outstanding of 10% senior subordinated notes that become due in 2010 (the “Senior Notes”).

The Term Loans mature in July 2012 and the Revolvers mature in July 2013. In the event the Senior Notes are not refinanced on or before April 2010, the Revolvers and U.S. Term Loan mature and any outstanding borrowings become immediately due and payable and the maturity date of the Canadian Term Loan is accelerated to July 2011.

As of September 30, 2007, we had $6.8 million in standby letter of credit commitments that reduced our available borrowings under the Revolvers to $43.3 million and $4.8 million, respectively. As of September 30, 2007, there were no Revolver borrowings outstanding.

We expect that cash provided from operations and available borrowings under the Revolvers will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, including the Senior Notes, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt or to fund our other liquidity needs in the long term.

The Senior Notes and the credit facility are subject to certain covenants, which we were in compliance with as of September 30, 2007. For a discussion of these covenants and for further information on our long-term debt, see Note 7, Long-Term Debt, of Notes to Consolidated Financial Statements in Item 8.

Fiscal Years 2007 and 2006

Our cash requirements for operations and capital expenditures during 2007 and 2006 were primarily financed through internally generated cash flows and cash on hand. Any short-term cash shortfalls were covered by borrowings under our revolving credit facility. During 2007, cash and cash equivalents increased $2.4 million to $53.4 million. In the first quarter of 2007, we made a voluntary repayment of $20.0 million on the U.S. Term Loan, which permanently reduced the term loan and cannot be reborrowed. We expect to use cash on hand as of September 30, 2007 for working capital and capital expenditures in 2008.

During 2007, working capital increased $14.7 million to $106.5 million, which includes a reduction in the current portion of long-term debt of $20.0 million due to the voluntary repayment of principal on the U.S. Term Loan discussed above. During 2007, accounts receivable decreased $8.8 million, inventories increased $13.5 million and accounts payable increased $14.0 million.

In 2007, debt decreased $14.4 million primarily as a result of a $20.0 million term loan payment in the first quarter of 2007, which was partially offset by an increase in the U.S. dollar equivalent of the Canadian Term Loan due to changes in the U.S. dollar/Canadian dollar exchange rate. However, we expect the Canadian Term Loan to be repaid from cash generated in Canadian dollars and, as such, the weakening U.S dollar against the Canadian dollar will not impact the actual amount repaid.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for 2007 (year ended September 30, 2007), 2006 (year ended October 1, 2006) and 2005 (year ended October 2, 2005).

	2007	2006	2005	Change 2006 to 2007	Change 2005 to 2006
	(Dollars in Thousands)
Net cash provided by operating activities	$46,939	$60,933	$64,324	$(13,994)	$(3,391)
Net cash used in investing activities	(31,381)	(92,131)	(19,247)	60,750	(72,884)
Net cash (used in) provided by financing activities	(13,114)	30,288	(20,513)	(43,402)	50,801
Net increase (decrease) in cash and cash equivalents	2,444	(910)	24,564	3,354	(25,474)
Cash and cash equivalents, end of period	$53,423	$50,979	$51,889	$2,444	$(910)

The decrease in cash provided by operating activities in 2007 from 2006 was primarily a result of $20.1 million in initial public offering expenditures in the third quarter of 2007 (see “Initial Public Offering of BWAY Holding” in Note 1, Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Item 8).

We used cash in investing activities for capital expenditures of $25.6 million, $25.0 million and $20.3 million in 2007, 2006 and 2005, respectively. Increases in capital expenditures were primarily related to machinery and equipment for the production of new plastic container products. Included in 2007 were capital expenditures for improvements required to meet certain environmental standards. Investing cash flows related to business acquisitions were $5.9 million in 2007 and $68.4 million in 2006 related to the Vulcan and ICL acquisitions (see Note 2, Acquisitions, of Notes to Consolidated Financial Statements in Item 8).

We expect capital expenditures in 2008 to increase to between $30.0 million and $32.0 million, which are higher than normal levels, in order to complete capital investments related to machinery and equipment for the production of new plastic containers developed in 2007.

Changes in cash related to financing activities are due to debt repayments of $20.6 million in 2007, net long term borrowings of $44.1 million in 2006 as well as proceeds from stock option exercises and related tax benefit of $3.4 million and $4.4 million, respectively in 2007. In the fourth quarter of 2006, we repurchased BWAY Holding common stock and cash settled the exercise of certain stock options for $10.0 million. Our former chairman and chief executive officer beneficially owned each of the common stock repurchased and stock options settled

Market Risk

Our cash flows and earnings are exposed to the risk of interest rate changes resulting from variable rate borrowings under our credit facility. Borrowings under the credit facility bear interest on the outstanding Term Loan and the borrowings under the Revolvers at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of September 30, 2007, we had borrowings under the Term Loan of $225.6 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce annual pretax earnings by approximately $2.3 million. As of September 30, 2007, there were no outstanding borrowings under the Revolvers.

Our business is also exposed to variations in the prices of steel and of plastic resin. See “Commodity Risk” below and Item 1, “Business.”

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would reduce the market value of the Senior Notes by approximately $6.4 million.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations as of September 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in Millions)
Contractual Obligations
Long-term debt obligations (1)(2)(3)	$425.6	$2.3	$4.6	$204.6	$214.1
Interest on the Senior Notes (4)	70.0	20.0	40.0	10.0	—
Operating and capital lease obligations	49.5	11.0	16.1	8.8	13.6
Other long-term liabilities (5)	21.9	1.5	3.6	4.1	12.7

Total Contractual Obligations	$567.0	$34.8	$64.3	$227.5	$240.4

(1)	Includes $200.0 million in principal amount of our 10% Senior Subordinated Notes that become due in 2010 and $225.6 million of outstanding borrowings under the Term Loans. There were no outstanding borrowings under the Revolvers. In the event of a continuing event of default (as defined in the credit facility agreement), the agent could declare outstanding borrowings immediately due and payable and/or may terminate any future borrowings under the facility. As of September 30, 2007, we had borrowing capacity under the Revolvers of approximately $48.2 million. The Revolvers expire July 17, 2012; the Term Loans have scheduled quarterly repayments due with final maturity on July 17, 2013.
(2)	In the event of a continuing event of default (as defined in the indenture governing the Senior Notes that become due in 2010), the trustee or holders of 25% of the outstanding principal could declare the principal and accrued interest on all the notes to be immediately due and payable. In the event of a change in control (as defined in the indenture governing the Senior Notes), each holder of notes shall have the right to require us to purchase all or a portion of the holder’s notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase. As of September 30, 2007, $200.0 million in principal amount was outstanding.
(3)	In the event that we are unable to refinance the principal amount of the senior subordinated notes by April 2010, it could constitute an event of default and cause the acceleration of our obligations under the credit agreement.
(4)	The table does not include variable interest payable on the borrowings under Term Loans. Based on outstanding borrowings under the Term Loans of $225.6 million and a weighted-average interest rate of 7.1% as of September 30, 2007, our annual interest obligation would be approximately $16.0 million.
(5)	Other long-term obligations include estimated future payments related to supplemental executive retirement benefit obligations for certain of our current and retired executives, pension liabilities, other postretirement benefits and asset retirement obligations. The amounts shown in the table are the maximum future benefit payments subject to certain actuarial assumptions regarding life expectancy, which differ from the actuarially determined liability related to these obligations recorded in the financial statements. The current and long-term actuarially determined amounts are included in our consolidated balance sheet in “Other Current Liabilities” and “Other Long-Term Liabilities,” respectively, as of September 30, 2007. Asset retirement obligations are included in “Other Long-Term Liabilities” as of September 30, 2007.

As of September 30, 2007, we had standby letters of credit, which expire in less than one year, in the aggregate amount of approximately $6.8 million in favor of our workers’ compensation insurers and purchasing card vendor. The standby letters of credit reduce the borrowing capacity under the U.S. Revolver and Canadian Revolver, and as of September 30, 2007, $43.4 million of the $50.0 million U.S. Revolver facility was available and $4.8 million of the Canadian Revolver facility was available.

Effect of Inflation

Historically, in certain circumstances, we have been able to pass through price increases in our primary raw materials (steel and resin) to our customers. Although we generally have been able to increase the price of our products to reflect increases in the price of these raw materials, we cannot rely on our ability to do so in the future. However, we believe that inflation in the near term will not have a material adverse impact on us.

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements for a change in accounting principle. The retrospective application of a change in accounting principle under SFAS 154 is limited to the direct effects of the change. SFAS 154 was effective for us beginning in 2007. We applied SFAS 154 to our change from the LIFO method of inventory valuation to the FIFO method for substantially all of our inventories, which occurred in the fourth quarter of fiscal 2007. The change is further described in Note 3, Change in Method of Accounting for Inventory Valuation, of Notes to Consolidated Financial Statements in Item 8.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us at the beginning of 2008 (October 1, 2007). We are currently in the process of evaluating the impact that adopting FIN 48 will have on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We are required to initially apply SAB 108 beginning in fiscal 2008. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal 2009 (September 29, 2008). We are currently evaluating the impact that this guidance will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of SFAS 158 were effective for us as of September 30, 2007. The effect of our adoption of the recognition and disclosure provisions of SFAS 158 is detailed in Note 12, Employee Benefit Obligations, of Notes to Consolidated Financial Statements in Item 8.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us at the beginning of fiscal 2009 (September 29, 2008). We have not determined if we will choose to measure any eligible financial assets and liabilities at fair value.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, which often require the judgment of management in the selection and application of certain accounting principles and methods. We believe that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified the following as the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed, the sales amount is fixed or determinable and collectibility of the amount billed is probable. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

Accounts Receivable

Accounts receivable are recorded net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, we may need to increase the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method. We recognize reserves for excess and/or obsolete inventories based on the aging of inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price. We changed our method of accounting for the cost of substantially all of our inventories from the last-in, first-out (“LIFO”) to the FIFO method in fiscal 2007. The change is further described in Note 3, Change in Method of Accounting for Inventory Valuation, of Notes to Consolidated Financial Statements in Item 8.

Accrued Rebates

We provide volume rebates to our customers on certain products. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period that the goods are shipped. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

In addition, depreciation and amortization expense is affected by our determination of the estimated useful lives of the related assets. We determine estimated useful lives of our fixed assets and finite-lived intangible assets based on the type and expected usage of the asset.

Goodwill and Other Intangible Assets

Our intangible assets consist of identifiable intangibles (tradenames, customer relationships and covenants not-to-compete) and goodwill. We amortize finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. Finite-lived, identifiable intangible assets are also tested for impairment as noted above for long-lived assets. Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually at the end of our fiscal year.

We have two reporting units that have goodwill: metal packaging and plastic packaging. Fair value estimates are based on discounted future cash flows and market multiples. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. If the carrying value of a reporting unit exceeds its fair value, however, a second step is required to determine the amount of the impairment charge, if any. An impairment charge is recognized if the carrying value of a reporting unit’s goodwill exceeds its implied fair value.

We perform our impairment test for our indefinite-lived intangible assets by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The fair value of the asset is estimated based on an income approach, where estimated after-tax royalty savings are discounted and then adjusted for the benefit of tax amortization. We recognize an impairment charge if the carrying value of the asset unit exceeds its estimated fair value.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R), as of October 2, 2006 using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. Prior to the application of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees , and related interpretations (“APB 25”). Concurrent with the initial public offering, all options outstanding at October 2, 2006 were modified and thereby became subject to the measurement principles of SFAS 123R.

For purposes of determining the grant date fair value of share-based payment awards granted in 2007, we used the Black-Scholes option-pricing model (the “Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect our estimates of fair value, the option pricing model may not provide a reliable single measure of the fair value of our employee stock options.

The following inputs, which involve judgment, as of the grant date are utilized in the Black-Scholes Model (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock.

Prior to the initial public offering, there was not an observable fair value of BWAY Holding common stock for purposes of determining the grant date fair value used to value our stock options. As such, we were required to contemporaneously estimate the fair value of the stock on the grant date, which involved certain assumptions involving judgment.

Concurrent with the initial public offering, the vesting criteria of certain options were changed so that vesting became based on stock performance. Because the vesting criteria were based on stock performance rather than the passage of time, the Black-Scholes Model could not be used and we utilized a Monte Carlo simulation model to determine the fair value of the options on the modification date. The Monte-Carlo simulation model requires the following inputs, which also involve judgment, as of the modification date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option and (4) fair value of the underlying stock.

For further information, including the model inputs used in 2007 and the resulting stock-based compensation, see Note 9, Stock-Based Compensation, of Notes to Consolidated Financial Statements, in Item 8.

Income Taxes

Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based upon enacted income tax laws and tax rates. Our provision for (benefit from) income taxes based on income (loss) before income taxes as reported in the financial statements. The provision for (benefit from) incomes differs from the amounts of income taxes currently payable or receivable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions, including many foreign jurisdictions.

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

The price of these raw materials, such as steel and resin, has been subject to volatility in the past. In fiscal 2007, steel and resin represented approximately 50% of our consolidated cost of products sold, excluding depreciation and amortization. In fiscal 2007, the average market price for metal and metal products increased and the average market price for plastic resins and materials decreased. Historically, we have generally been able to increase the selling price of our products to reflect increases in the cost of steel and plastic resin, but we may not be able to do so in the future, and we have generally not been able to pass on to our customers any price increases in the costs of the other raw materials we utilize in our business.

To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we are not able to increase the selling price of our products to reflect increases in the costs of raw materials, or if we experience any interruptions or shortages in the supply of raw materials, our operating margins could materially decrease. In addition, our manufacturing operations are dependent on the availability of natural gas and electricity. In certain cases, these energy sources may become difficult to obtain on acceptable terms due to external factors, or may only be available at substantially increased cost, which could increase our operating costs or interrupt our ability to produce our products.

Environmental Matters

For information regarding environmental matters, see Item 1, “Business - Environmental, Health and Safety Matters.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see “Liquidity and Capital Resources” and “Market Risk” in Item 7, which is incorporated herein by reference.

For a discussion of commodity risk and its relation to our cost of products sold, see “Business” in Item 1 and “Commodity Risk” in Item 7, which are incorporated herein by reference.

Our purchases in transactions denominated in foreign currencies are not material and we do not believe we are exposed to a material market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in relation to the local currency. However, see Item 1A, “Risk Factors—We are exposed to exchange rate fluctuations of the Canadian dollar.”

Item 8.	Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements on pages F-1 through F-43.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls systems are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting: There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item for each of BWAY Holding and BWAY will be presented in BWAY Holding’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before February 12, 2008, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item for each of BWAY Holding and BWAY will be presented in BWAY Holding’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before February 12, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for each of BWAY Holding and BWAY will be presented in BWAY Holding’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before February 12, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for each of BWAY Holding and BWAY will be presented in BWAY Holding’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before February 12, 2008, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item for each of BWAY Holding and BWAY will be presented in BWAY Holding’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before February 12, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-43.

(2)	The Financial Statement Schedules listed in the Index to the Financial Statement Schedules on page S-1. Financial Statement Schedules not included in the Index are not applicable.

(3)	The Exhibits listed in the Index to Exhibits at page 51.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or are incorporated by reference. See the Index to Exhibits at page 51.

(c)	Financial Statements and Schedules Excluded from Annual Report to Shareholders: None

FORWARD-LOOKING STATEMENTS

Note: This document contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this document, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include competitive risk from other container manufacturers or self-manufacture by customers, termination of our customer contracts, loss or reduction of business from key customers, dependence on key personnel, changes in steel, resin, other raw material and energy costs or availability, product liability or product recall costs, lead pigment and lead paint litigation, increased consolidation in our end markets, consolidation of key suppliers, deceleration of growth in our end markets, increased use of alternative packaging, labor unrest, environmental, health and safety costs, management’s inability to evaluate and selectively pursue acquisitions, fluctuation of our quarterly operating results, an increase in interest rates, inability to repay or refinance the senior subordinated notes, restrictions in our debt agreements, fluctuations of the Canadian dollar, and the other factors discussed in our filings with the Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this document might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWAY HOLDING COMPANY
(Registrant)

Date: December 21, 2007	By	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

BWAY CORPORATION
(Registrant)

Date: December 21, 2007	By	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on December 21, 2007.

Signatures	Title

/s/ Jean-Pierre M. Ergas	Executive Chairman and Director
Jean-Pierre M. Ergas

/s/ Kevin C. Kern Kevin C. Kern	Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Warren J. Hayford	Non-Executive Vice-Chairman and Director
Warren J. Hayford

/s/ Earl L. Mason	Director
Earl L. Mason

/s/ Lawrence A. McVicker	Director
Lawrence A. McVicker

/s/ David M. Roderick	Director
David M. Roderick

/s/ David I. Wahrhaftig	Director
David I. Wahrhaftig

/s/ Thomas R. Wall, IV	Director
Thomas R. Wall, IV

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger by and among BCO Holding Company, BCO Acquisition, Inc. and BWAY Corporation, dated as of September 30, 2002. (Incorporated by reference to Exhibit 2.1 in BWAY Corporation’s Current Report on Form 8-K filed on October 3, 2002 (File No. 1-12415))

2.2

Stock Purchase Agreement by and among BWAY Corporation, North America Packaging Corporation and MVOC LLC dated as of May 28, 2004. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of May 28, 2004 (File No. 1-12415))

2.3	Agreement and Plan of Merger by and between BWAY Corporation and BWAY Manufacturing, Inc., dated as of April 13, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of BWAY Corporation. (Incorporated by reference to BWAY Holding Company’s Form 10-Q for the quarterly period ended July 1, 2007 (File No. 1-33527))

3.2	Amended and Restated By-laws of BWAY Corporation.(2)

3.3	Amended and Restated Certificate of Incorporation of BWAY Holding Company.(5)

3.4	Amended and Restated Bylaws of BWAY Holding Company.(5)

4.1	Indenture, dated as of as of November 27, 2002, between BWAY Finance Corp. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(2)

4.2

First Supplemental Indenture, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Finance Corp., BWAY Manufacturing, Inc. and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010.(2)

4.3	Assumption Agreement, dated as of as of February 7, 2003, among BWAY Corporation, BWAY Manufacturing, Inc. and BWAY Finance Corp.(2)

4.4	Form of 10% Senior Subordinated Note due 2010.(2)

4.5

Registration Rights Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein.(2)

4.6

Securityholders Agreement, dated as of February 7, 2003, among BCO Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III, L.L.C. and the individuals named therein.(2)

4.7

Second Supplemental Indenture, dated as of as of July 7, 2004, among North America Packaging Corporation, North America Packaging of Puerto Rico, Inc., SC Plastics LLC, Armstrong Containers, Inc., BWAY Corporation and The Bank of New York, as trustee, relating to the 10% Senior Subordinated Notes due 2010. (3)

4.8

Credit Agreement, dated as of July 17, 2006, among BCO Holding Company, BWAY Corporation, ICL Industrial Containers ULC, various lenders and Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 17, 2006 (File No. 1-12415))

4.9	Subsidiaries Guaranty made by each of Armstrong Containers, Inc., SC Plastics LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., dated as of July 17, 2006.(4)

4.10

U.S. Security Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., SC Plastics, LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent, dated as of July 17, 2006.(4)

4.11	Security Agreement dated as of July 17, 2006 made by ICL Industrial Containers ULC, to and in favor of Deutsche Bank Trust Company Americas as Collateral Agent.(4)

4.12

Pledge Agreement among BCO Holding Company, BWAY Corporation, Armstrong Containers, Inc., SC Plastics, LLC, North America Packaging Corporation and North America Packaging of Puerto Rico, Inc., and Deutsche Bank Trust Company Americas as Collateral Agent and Pledgee, dated as of July 17, 2006.(4)

4.13	Form of BWAY Holding Company Stock Certificate.(5)

4.14	First Amendment to Credit Agreement, dated as of May 10, 2007, among BWAY Holding Company, BWAY Corporation, ICL Industrial Containers ULC, various lenders and Deutsche Bank Trust Company Americas as Administrative Agent.(5)

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Registrant, on a consolidated basis. The Registrant hereby agrees to furnish copies of all such instruments to the Commission upon request.

10.1

Employment Agreement between BWAY Corporation and Warren J. Hayford, dated as of June 1, 1995.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-1 filed on April 12, 1995 (File No. 33-91114))

10.2	Lease dated February 24, 1995 between Tab Warehouse Fontana II and Brockway Standard, Inc., as amended.(6)

10.3	Garland, Texas Industrial Net Lease dated January 14, 1985 between MRM Associates and Armstrong Containers, Inc, as amended January 14, 1995 and October 1, 1998.(6)

10.4	Lease dated February 11, 1991 between Curto Reynolds Oelerich Inc. and Armstrong Containers, Inc., as amended April 3, 1995.(6)

10.5	Lease Agreement dated December 1, 2006 between A.L. Dougherty—Tennessee II, LLC and BWAY Corporation.(6)

10.6	Lease dated December 19, 1988 between Julius Realty Corporation and Leary/Carroll, Inc., as amended May 1998 and as assigned to Trenton Metal Decorating, Inc. November 8, 1998.(6)

10.7	Brockway Standard (Ohio), Inc. Bargaining Unit Savings Plan.# (Incorporated by reference to BWAY Corporation’s Registration Statement on Form S-8 filed on October 31, 1997 (File No. 333-39225))

10.8

Employment Agreement and Options Agreement between BWAY Corporation and Warren J. Hayford—Omnibus Amendment.# (Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415))

10.9

Lease Agreement dated August 20, 1999 between CRICBW Anderson Trust and Milton Can Company. (Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 1999 (File No. 1-12415))

10.10	BWAY Corporation Fourth Amended and Restated 1995 Long-Term Incentive Plan.# (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended April 2, 2000 (File No. 1-12415))

10.11

Lease Amendment dated June 20, 2002 by and between Centerpoint Properties Trust (successor to Curto Reynolds Oelerich Inc) and BWAY Corporation (as successor to Armstrong Containers, Inc.). (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended June 30, 2002 (File No. 1-12415))

10.12	Amended and Restated Employment Agreement between BWAY Corporation and Jean-Pierre M. Ergas, dated February 7, 2003.#(2)

10.13

Sublease dated December 5, 2003 between Buske Lines, Inc. and BWAY Manufacturing, Inc. (as sublessee). (Incorporated by reference to BWAY Corporation’s Form 10-Q for the period ended January 4, 2004 (File No. 1-12415))

10.14	Amended and Restated BCO Holding Company Stock Incentive Plan.#(3)

10.15	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cleveland, Ohio.(3)

10.16	Lease between Firleigh Estates, Inc. and North America Packaging Corporation dated as of August 10, 2002 for the property located in Lithonia, Georgia.(3)

10.17

Lease between Duke Realty Limited Partnership and Southcorp Packaging USA Inc. d/b/a North America Packaging Corporation, as amended, dated November 30, 1998 for the property located in Indianapolis, Indiana.(3)

10.18	Lease between Carlyle/FR Investors L.L.C. and Southcorp Packaging dated November 1, 1999 for the property located in Indianapolis, Indiana.(3)

10.19	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Valparaiso, Indiana.(3)

10.20	Lease between Southcorp Packaging North America and North America Packaging Corporation dated as of June 28, 2001 for the property located in Toccoa, Georgia.(3)

10.21	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in South Brunswick, New Jersey.(3)

10.22	Lease between Southcorp Puerto Rico, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Cidra, Puerto Rico.(3)

10.23	Lease between Southcorp Packaging USA, Inc. and North America Packaging Corporation dated as of June 28, 2001 for the property located in Bryan, Texas.(3)

10.24	Letter agreement between BWAY Corporation and Thomas K. Linton dated May 28, 2004.#(3)

10.25

Asset Purchase Agreement, dated as of June 16, 2006, by and among 3146598 Nova Scotia Company, BWAY Corporation, 6045995 Canada, Inc., 4095138 Canada, Inc., Industrial Containers Ltd. and Arshinoff & Co. Ltd. (Incorporated by reference to BWAY Corporation’s Form 8-K filed as of July 17, 2006 (File No. 1-12415))

10.26	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on North Queen Street in Toronto, Ontario.(5)

10.27	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Hansen Road South in Brampton, Ontario.(4)

10.28	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Walker Drive in Brampton, Ontario.(4)

10.29	Lease between 80241 Canada Ltd. and ICL Industrial Containers ULC dated as of July 17, 2006 for the property located on Calder Place in St. Albert, Alberta.(4)

10.30	Consulting and Advisory Services Agreement, dated February 7, 2003, between BWAY Corporation and Kelso & Company, L.P.(5)

10.31	Form of change of control agreement (entered into by each of Kenneth M. Roessler, Kevin C. Kern and Jeffrey M. O’Connell).#(5)

10.32	BWAY Holding Company 2007 Omnibus Incentive Plan.#(5)

10.33	BWAY Holding Company Annual Incentive Plan.#(5)

10.34

Amendment No. 2 to the Securityholders Agreement, dated as of May 25, 2007, among BWAY Holding Company, Kelso Investment Associates VI, L.P., KEP VI, LLC, Magnetite Asset Investors III L.L.C. and the individuals named therein.(5)

10.35	Form of Nominating Agreement by and among BWAY Holding Company, Kelso Investment Associates VI, L.P. and KEP VI.(5)

10.36	Form of Letter Agreement between BWAY Corporation and Kelso & Company, L.P.(5)

10.37	Form of Director Indemnification Agreement.(5)

18.1	Letter Regarding Change in Accounting Principle (BWAY Holding Company).

18.2	Letter Regarding Change in Accounting Principle (BWAY Corporation).

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 1995 (File No. 0-26178).
(2)	Incorporated by reference to BWAY Corporation’s Registration Statement filed on October 31, 2003 on Form S-4 (File No. 333-104388).
(3)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-12415).
(4)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-12415).
(5)	Incorporated by reference to BWAY Holding Company’s Registration Statement on Form S-1 filed June 12, 2007 (File No. 333-141174).
(6)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-12415).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BWAY Holding Company:

We have audited the accompanying consolidated balance sheets of BWAY Holding Company and subsidiaries (the “Company”) as of September 30, 2007 and October 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BWAY Holding Company and subsidiaries at September 30, 2007 and October 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, during fiscal 2007 the Company changed its method of accounting for substantially all of its inventories. In addition, as discussed in Note 12 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on September 30, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 20, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of BWAY Corporation:

We have audited the accompanying consolidated balance sheets of BWAY Corporation (a wholly owned subsidiary of BWAY Holding Company) and subsidiaries (the “Company”) as of September 30, 2007 and October 1, 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BWAY Corporation and subsidiaries at September 30, 2007 and October 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, during fiscal 2007 the Company changed its method of accounting for substantially all of its inventories. In addition, as discussed in Note 12 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans on September 30, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

December 20, 2007

CONSOLIDATED BALANCE SHEETS

BWAY Holding Company and Subsidiaries

September 30, 2007 and October 1, 2006 (Dollars in thousands, except share data)	2007	2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$53,423	$50,979
Accounts receivable, net of allowance for doubtful accounts of $1,741 and $1,702	107,151	115,986
Inventories, net (a)	111,792	98,287
Income taxes receivable	6,162	7,291
Deferred tax assets (a)	7,928	6,977
Other	5,789	4,842

TOTAL CURRENT ASSETS	292,245	284,362

PROPERTY, PLANT AND EQUIPMENT, NET	141,750	142,944

OTHER ASSETS
Goodwill	253,618	248,687
Other intangible assets, net	159,214	166,201
Deferred financing costs, net of accumulated amortization of $6,156 and $4,029	9,074	10,952
Other	2,032	1,384

TOTAL OTHER ASSETS	423,938	427,224

TOTAL ASSETS	$857,933	$854,530

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$132,890	$118,939
Accrued salaries and wages	11,146	13,856
Accrued interest	12,074	9,837
Accrued rebates	10,089	11,091
Current portion of long-term debt	2,284	20,506
Other	17,269	18,360

TOTAL CURRENT LIABILITIES	185,752	192,589

LONG-TERM DEBT	423,314	419,495

OTHER LIABILITIES
Deferred tax liabilities (a)	69,786	81,752
Other	21,825	22,886

TOTAL OTHER LIABILITIES	91,611	104,638

TOTAL LIABILITIES	700,677	716,722

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized at September 30, 2007; no shares issued	—	—
Common stock, $.01 par value, 200,000,000 and 23,995,088 shares authorized; 21,660,737 and 20,524,708 shares issued and outstanding	217	205
Additional paid-in capital	125,853	106,151
Retained earnings (a)	28,808	31,949
Accumulated other comprehensive income (loss)	2,378	(497)

TOTAL STOCKHOLDERS’ EQUITY	157,256	137,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$857,933	$854,530

(a)	2006 has been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Holding Company and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands, except per share data)	2007	2006	2005
NET SALES	$959,017	$918,513	$829,109

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization) (a)	830,102	790,641	706,539
Depreciation and amortization	45,377	41,615	43,215
Selling and administrative expense	37,204	29,777	22,120
Public offering expense	9,599	—	—
Restructuring and impairment (adjustment) charge	(113)	1,511	5,265
Interest expense, net	37,981	34,660	32,165
Other expense (income), net	1,067	1,813	(175)

TOTAL COSTS AND EXPENSES (a)	961,217	900,017	809,129

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (a)	(2,200)	18,496	19,980

Provision for income taxes (a)	941	9,237	7,239

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (a)	(3,141)	9,259	12,741

Cumulative effect of change in accounting principle, net of income taxes of $246	—	(398)	—

NET (LOSS) INCOME (a)	$(3,141)	$8,861	$12,741

NET (LOSS) INCOME PER SHARE (NOTE 8) (a)
Basic	$(0.15)	$0.43	$0.62

Diluted	$(0.15)	$0.35	$0.51

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BWAY Holding Company and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
COMMON STOCK
Balance, beginning of period	$205	$206	$206
Repurchase and cancellation of shares	—	(1)	—
Shares issued upon the exercise of stock options	11	—	—
Other	1	—	—

Balance, end of period	217	205	206

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$106,151	$107,350	$107,290
Proceeds from stock option exercises	3,476	—	60
Tax benefit from stock option exercises	4,380	—	—
Stock-based compensation	11,738	—	—
Repurchase and cancellation of common stock	—	(1,199)	—
Other	108	—	—

Balance, end of period	125,853	106,151	107,350

RETAINED EARNINGS
Balance, beginning of period (a)	31,949	23,088	10,347
Net (loss) income	(3,141)	8,861	12,741

Balance, end of period (a)	28,808	31,949	23,088

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(497)	(347)	(589)
Other comprehensive income (loss)	2,786	(150)	242
Adjustments to initially apply FASB Statement No. 158, net of tax	89	—	—

Balance, end of period	2,378	(497)	(347)

TOTAL STOCKHOLDERS’ EQUITY (a)	$157,256	$137,808	$130,297

COMPREHENSIVE (LOSS) INCOME
Net (loss) income (a)	$(3,141)	$8,861	$11,948
Other comprehensive income
Additional minimum pension liability, net of tax	—	(401)	242
Cumulative foreign currency translation adjustment	2,786	251	—

Other comprehensive income (loss)	2,786	(150)	242

TOTAL COMPREHENSIVE (LOSS) INCOME	$(355)	$8,711	$12,190

COMMON STOCK SHARES ISSUED AND OUTSTANDING	21,661	20,525	20,610

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Holding Company and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (a)	$(3,141)	$8,861	$12,741
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	29,527	28,101	31,353
Amortization of other intangible assets	15,850	13,514	11,862
Amortization of deferred financing costs	2,100	2,156	2,120
Deferred financing costs expensed	—	1,040	—
Cumulative effect of change in accounting principle, net of tax benefit	—	398	—
Provision for (recovery of) doubtful accounts	44	(13)	(41)
Impairment charge	—	—	1,000
Loss (gain) on disposition of property, plant and equipment and assets held for sale	293	98	(754)
Utilization of acquired deferred tax asset	—	1,659	—
Deferred income taxes (a)	(10,404)	3,131	(4,012)
Stock-based compensation expense	12,326	10,155	1,852
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	12,826	(411)	(23,042)
Inventories (a)	(10,367)	(6,842)	(20,190)
Other assets	(2,223)	(831)	639
Accounts payable	9,376	15,420	31,832
Accrued and other liabilities	(7,628)	(219)	8,091
Income taxes, net	(1,640)	(15,284)	10,873

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,939	60,933	64,324

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,555)	(25,041)	(20,282)
Business acquisitions	(5,900)	(68,427)	(262)
Proceeds from disposition of property, plant and equipment and assets held for sale	74	1,337	1,297

NET CASH USED IN INVESTING ACTIVITIES	(31,381)	(92,131)	(19,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	—	240,000	—
Repayments of term loan	(20,572)	(195,927)	(19,700)
Repurchase and cancellation of common stock	—	(1,200)	—
Cash settlement of stock options	—	(8,800)	—
Proceeds from stock option exercises	3,429	—	40
Decrease in unpresented bank drafts in excess of cash available for offset	—	—	(621)
Principal repayments under capital leases	(252)	(241)	(232)
Tax benefit from stock option exercises	4,380	—	—
Financing costs incurred	(99)	(3,544)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,114)	30,288	(20,513)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,444	(910)	24,564

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,979	51,889	27,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,423	$50,979	$51,889

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$33,649	$33,200	$29,866
Income taxes	9,942	19,833	378
Detail of business acquisitions
Fair value of assets acquired	10,737	74,597	221
Liabilities (assumed) adjusted	(4,837)	(6,170)	41

Cash paid for business acquisitions, net	5,900	68,427	262
Non-cash investing and financing activities
Amounts owed for capital expenditures	3,322	642	897
Assets acquired through capital leases	—	—	81

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

BWAY Corporation and Subsidiaries

September 30, 2007 and October 1, 2006 (Dollars in thousands, except share data)	2007	2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$53,423	$50,979
Accounts receivable, net of allowance for doubtful accounts of $1,741 and $1,702	107,151	115,986
Inventories, net (a)	111,792	98,287
Income taxes receivable	6,162	7,291
Deferred tax assets (a)	7,928	6,977
Other	5,789	4,842

TOTAL CURRENT ASSETS	292,245	284,362

PROPERTY, PLANT AND EQUIPMENT, NET	141,750	142,944

OTHER ASSETS
Goodwill	253,618	248,687
Other intangible assets, net	159,214	166,201
Deferred financing costs, net of accumulated amortization of $6,156 and $4,029	9,074	10,952
Other	2,032	1,384

TOTAL OTHER ASSETS	423,938	427,224

TOTAL ASSETS	$857,933	$854,530

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$132,890	$118,939
Accrued salaries and wages	11,146	13,856
Accrued interest	12,074	9,837
Accrued rebates	10,089	11,091
Current portion of long-term debt	2,284	20,506
Other	17,269	18,360

TOTAL CURRENT LIABILITIES	185,752	192,589

LONG-TERM DEBT	423,314	419,495

OTHER LIABILITIES
Deferred tax liabilities (a)	69,786	81,752
Other	21,825	22,886

TOTAL OTHER LIABILITIES	91,611	104,638

TOTAL LIABILITIES	700,677	716,722

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 500 and 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 2,500 and 24,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	132,596	112,882
Retained earnings (a)	22,282	25,423
Accumulated other comprehensive income (loss)	2,378	(497)

TOTAL STOCKHOLDER’S EQUITY	157,256	137,808

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$857,933	$854,530

(a)	2006 has been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

BWAY Corporation and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
NET SALES	$959,017	$918,513	$829,109

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization) (a)	830,102	790,641	706,539
Depreciation and amortization	45,377	41,615	43,215
Selling and administrative expense	37,204	29,777	22,120
Public offering expense	9,599	—	—
Restructuring and impairment (adjustment) charge	(113)	1,511	5,265
Interest expense, net	37,981	34,660	32,165
Other expense (income), net	1,067	1,813	(175)

TOTAL COSTS AND EXPENSES (a)	961,217	900,017	809,129

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (a)	(2,200)	18,496	19,980

Provision for income taxes (a)	941	9,237	7,239

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (a)	(3,141)	9,259	12,741

Cumulative effect of change in accounting principle, net of income taxes of $246	—	(398)	—

NET (LOSS) INCOME (a)	$(3,141)	$8,861	$12,741

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

BWAY Corporation and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	$112,882	$104,082	$104,022
Proceeds from stock option exercises	3,487	—	60
Tax benefit from stock option exercises	4,380	—	—
Stock-based compensation	11,738	8,800	—
Other	109	—	—

Balance, end of period	132,596	112,882	104,082

RETAINED EARNINGS
Balance, beginning of period (a)	25,423	26,562	13,821
Net (loss) income	(3,141)	8,861	12,741
Dividend to BWAY Holding	—	(10,000)	—

Balance, end of period (a)	22,282	25,423	26,562

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	(497)	(347)	(589)
Other comprehensive income (loss)	2,786	(150)	242
Adjustments to initially apply FASB Statement No. 158, net of tax	89	—	—

Balance, end of period	2,378	(497)	(347)

TOTAL STOCKHOLDER’S EQUITY (a)	$157,256	$137,808	$130,297

COMPREHENSIVE (LOSS) INCOME
Net (loss) income (a)	$(3,141)	$8,861	$11,948
Other comprehensive income
Additional minimum pension liability, net of tax	—	(401)	242
Cumulative foreign currency translation adjustment	2,786	251	—

Other comprehensive income (loss)	2,786	(150)	242

TOTAL COMPREHENSIVE (LOSS) INCOME	$(355)	$8,711	$12,190

COMMON STOCK SHARES ISSUED AND OUTSTANDING	1,000	1,000	1,000

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

BWAY Corporation and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (a)	$(3,141)	$8,861	$12,741
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	29,527	28,101	31,353
Amortization of other intangible assets	15,850	13,514	11,862
Amortization of deferred financing costs	2,100	2,156	2,120
Deferred financing costs expensed	—	1,040	—
Cumulative effect of change in accounting principle, net of tax benefit	—	398	—
Provision for (recovery of) doubtful accounts	44	(13)	(41)
Impairment charge	—	—	1,000
Loss (gain) on disposition of property, plant and equipment and assets held for sale	293	98	(754)
Utilization of acquired deferred tax asset	—	1,659	—
Deferred income taxes (a)	(10,404)	3,131	(4,012)
Stock-based compensation expense	12,326	10,155	1,852
Changes in assets and liabilities, net of effects of business acquisitions
Accounts receivable	12,826	(411)	(23,042)
Inventories (a)	(10,367)	(6,842)	(20,190)
Other assets	(2,223)	(831)	639
Accounts payable	9,376	15,420	31,832
Accrued and other liabilities	(7,628)	(219)	8,091
Income taxes, net	(1,640)	(15,284)	10,873

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,939	60,933	64,324

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,555)	(25,041)	(20,282)
Business acquisitions	(5,900)	(68,427)	(262)
Proceeds from disposition of property, plant and equipment and assets held for sale	74	1,337	1,297

NET CASH USED IN INVESTING ACTIVITIES	(31,381)	(92,131)	(19,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	—	240,000	—
Repayments of term loan	(20,572)	(195,927)	(19,700)
Dividend paid to BWAY Holding	—	(10,000)	—
Proceeds from stock option exercises	3,429	—	40
Decrease in unpresented bank drafts in excess of cash available for offset	—	—	(621)
Principal repayments under capital leases	(252)	(241)	(232)
Tax benefit from stock option exercises	4,380	—	—
Financing costs incurred	(99)	(3,544)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,114)	30,288	(20,513)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,444	(910)	24,564

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,979	51,889	27,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,423	$50,979	$51,889

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$33,649	$33,200	$29,866
Income taxes	9,942	19,833	378
Detail of business acquisitions
Fair value of assets acquired	10,737	74,597	221
Liabilities (assumed) adjusted	(4,837)	(6,170)	41

Cash paid for business acquisitions, net	5,900	68,427	262
Non-cash investing and financing activities
Amounts owed for capital expenditures	3,322	642	897
Assets acquired through capital leases	—	—	81

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

BWAY Holding Company (formerly known as BCO Holding Company) (“BWAY Holding”) is a holding company without independent operations. BWAY Corporation (“BWAY”) is BWAY Holding’s wholly-owned operating subsidiary. BWAY and its subsidiaries manufacture and distribute metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and primarily sell to customers located in these geographic markets. In these notes, BWAY Holding and BWAY are collectively referred to as the “Company”, “we”, “us” or “our”.

BWAY became a subsidiary of BWAY Holding as a result of a leveraged buyout completed on February 7, 2003 (the “Transaction”). The Transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities were recorded at fair market value for the interests acquired and liabilities assumed by new investors and recorded at carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. The buyout was lead by an affiliate of Kelso & Company, L.P. (“Kelso”). BWAY prior to the Transaction is referred to as “Predecessor” in these Notes to Consolidated Financial Statements.

In the fourth quarter of 2006, we acquired substantially all of the assets of Industrial Containers Ltd, a Canadian manufacturer of rigid plastic containers and steel pails, and in the second quarter of 2007, we acquired substantially all of the assets of Vulcan Containers, a Canadian manufacturer of steel pails (see Note 2).

Initial Public Offering of BWAY Holding

In March 2007, BWAY Holding filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 under the Securities Act related to its common stock. The SEC declared the registration statement effective on June 12, 2007 and on June 13, 2007, BWAY Holding common stock began trading on the New York Stock Exchange under the ticker symbol “BWY”. In this initial public offering of BWAY Holding common stock, certain selling stockholders, including Kelso, our executive chairman and another member of the board, offered 10,039,216 shares at an issue price of $15.00 per share to the public, which represented a portion of their BWAY Holding common stock (the “IPO” or the “public offering”). We did not receive any proceeds from the offering.

We paid approximately $2.6 million in offering costs related to the transaction, a $2.0 million fee to Deutsche Bank for advisory services in connection with the offering, a $5.0 million fee to Kelso in consideration for termination of payment of annual financial advisory fees and a $10.5 million bonus to certain members of management, which includes approximately $0.5 million related to taxes and benefits. The selling stockholders paid the underwriting discounts and commissions.

As further described in Note 9, “Stock-Based Compensation”, we incurred a non-cash stock-based compensation charge of approximately $9.6 million related to the accelerated vesting of certain stock options concurrently with and contingent upon the public offering.

The IPO related expenses discussed above and the applicable line items on which they appear in the consolidated statements of operations are summarized as follows:

Fiscal year ended September 30, 2007 (Dollars in millions)	Cost of Products Sold(a)	Selling and Administrative Expense	Public Offering Expense	Total
IPO RELATED EXPENSES
Offering costs	$—	$—	$2.6	$2.6
Deutsche Bank advisory fee	—	—	2.0	2.0
Kelso fee termination payment	—	—	5.0	5.0
Management bonus(b)	2.5	8.0	—	10.5
Stock-based compensation related to accelerated vesting	1.8	7.8	—	9.6

Total IPO Related Expenses	$4.3	$15.8	$9.6	$29.7

(a)	Excluding depreciation and amortization.
(b)	Includes $0.5 million in related employer payroll taxes and benefits.

Stock Split—BWAY Holding

On May 23, 2007, the Board declared a stock split of BWAY Holding common stock by means of a stock dividend in the amount of 0.87081603410564 shares of common stock for each share of common stock issued and held by stockholders of record as of the close of business on May 23, 2007 payable on May 25, 2007. The Board also adjusted each outstanding option to purchase one share of common stock under our long-term incentive plans as of the close of business on May 23, 2007 to be an option to purchase 1.87081603410564 shares of common stock at an exercise price equal to 53.452610078685% of the original exercise price for that option. All share and per share amounts (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of BWAY and its subsidiaries, each wholly owned. These notes apply equally to BWAY Holding and BWAY unless otherwise indicated. However, all earnings per share information presented in these notes is applicable only to BWAY Holding. We have eliminated all significant intercompany accounts and transactions. Results of operations related to acquisitions are included from the date of acquisition.

Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2007, 2006 and 2005 ended September 30, 2007, October 1, 2006 and October 2, 2005, respectively. Fiscal years 2007, 2006 and 2005 consisted of 52 weeks. Our NAMPAC and ICL subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30 and have been consolidated as of September 30, 2007 and September 30, 2006 and for the years then ended and for the year ended September 30, 2005. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the Consolidated Financial Statements.

Unless otherwise stated, references to years in these consolidated financial statements relate to fiscal years rather than to calendar years.

We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our Consolidated Financial Statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates and assumptions.

All references in these consolidated financial statements to U.S. based subsidiaries or operations include the Commonwealth of Puerto Rico, unless otherwise indicated.

Stock-Based Compensation

We adopted Financial Accounting Standards Board (the “FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective at the beginning of 2007 using the “prospective transition” method. Under the “prospective transition” method, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards modified, repurchased or cancelled after the required effective date. Under SFAS 123R, transactions are accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive the benefit. SFAS 123R also amends SFAS 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. See Note 9.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for uncollectibility. The allowance for doubtful accounts is based on management’s assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories

Inventories are valued at lower of cost or market, using the first-in, first-out (“FIFO”) method. Prior to 2007, the majority of our U.S. inventories were valued at the lower of cost or market using the last-in, first-out (“LIFO”) method. During the fourth quarter of 2007, we changed our method of valuation for those inventories valued at LIFO to FIFO. Note 3 contains further information regarding this change in accounting principle and the effects of the change on the consolidated financial statements. We recognize reserves for excess and/or obsolete inventories based on the aging of inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful life of the assets. Generally, estimated useful lives are 30 years for buildings and improvements, 5 to 15 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 years for computer information systems.

We amortize leasehold improvements over the lesser of the estimated useful life or the remaining underlying lease term. We depreciate equipment under capital leases using the straight-line method over the lesser of the estimated useful life or the term of the lease. We periodically assess the appropriateness of and make revisions to the remaining estimated useful lives of property, plant and equipment. For leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease after June 2005, we amortize these improvements over the lesser of the useful life of the assets or the term of the lease including renewals that are reasonably assured at the date of the business combination or purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

We capitalize expenditures for major renewals and replacements and charge against income expenditures for maintenance and repairs. When we retire or otherwise dispose of property, plant and equipment, we remove the asset balances from the related asset and accumulated depreciation accounts and we credit or charge to operations any resulting gain or loss, respectively.

We capitalize interest in connection with the installation of major machinery and equipment. Capitalized interest is recorded as part of the cost of the related asset and is depreciated over the asset’s estimated useful life. Interest capitalized in 2007, 2006 and 2005 was insignificant.

We record assets under capital leases as property, plant and equipment and the related amortization as depreciation expense.

Goodwill and Other Intangible Assets

Indefinite-lived identifiable intangibles and goodwill are not amortized, but tested for impairment at least annually. We perform an impairment test for our indefinite-lived intangible assets and goodwill by comparing the fair value of indefinite-lived intangible assets and goodwill to their carrying values. The fair value of the goodwill is estimated based on a combination of a discounted future cash flow method and a market comparable method. We recognize an impairment charge if the carrying value of the assets exceed their estimated fair value. There were no impairments of goodwill or indefinite-lived intangibles during 2007, 2006 or 2005.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not would reduce the value of the reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our two operating divisions is considered a reporting unit for goodwill impairment testing. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. We performed our annual impairment test as of September 30, 2007. For purposes of our annual goodwill impairment test, we estimated the fair value of our reporting units. Based on a comparison of the carrying value of each of our reporting units to its estimated fair value, we determined that goodwill was not impaired as of September 30, 2007. Our annual impairment tests for 2006 and 2005 did not indicate an impairment of goodwill.

Our other intangible assets consist of finite-lived and indefinite-lived identifiable intangibles. We amortize our acquired finite-lived, identifiable intangible assets over their remaining useful lives in proportion to the underlying cash flows that were used in determining the acquired value. A portion of these intangibles represent basis carried over in the Transaction; these continue to be amortized on a straight-line basis. Our finite-lived intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable based on estimates of future undiscounted cash flows. In the event of impairment, the asset would be written down to its fair market value as estimated by future discounted cash flows.

Indefinite-lived identifiable intangibles are tested by comparing the fair value of each indefinite-lived intangible asset to its carrying value. The fair value of the asset is estimated based on an income approach, where estimated after-tax royalty savings are discounted and then adjusted for the benefit of tax amortization.

There were no impairments of other intangible assets recognized in 2007, 2006 or 2005.

Deferred Financing Costs

We amortize deferred financing costs to interest expense over the term of the related financing agreement using the straight-line method for costs associated with financing having a single payoff date and using a declining balance method for costs associated with financing having scheduled payoffs, each of which approximates the effective yield method.

Foreign Currency Translation

The financial statements of our non-U.S. subsidiary are translated into U.S. dollars for financial reporting purposes. The cumulative translation adjustments are reflected in stockholders’ equity. Assets and liabilities are translated at the rate of exchange on the balance sheet date, while revenues and expenses are translated at average exchange rates during the year.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, our products have been shipped and title and risk of loss have passed, the sales amount is fixed or determinable and collectibility of the amount billed is probable. We record provisions for discounts, returns, allowances, customer rebates and other adjustments in the same period as the related revenues are recorded. We do not engage in revenue arrangements with multiple deliverables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Accrued Rebates

We provide volume rebates to our customers on certain products. We accrue a provision for these rebates, which is recognized as a reduction of net sales, in the period that the goods are shipped. Accrued rebates may be settled in cash or as a credit against customer accounts receivable.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. Assets to be disposed of are reclassified to other current assets on the consolidated balance sheets. There were no amounts recorded for assets held for sale at September 30, 2007 or October 1, 2006.

Fair Value of Financial Instruments

Due to variable interest rates that change on a relatively short-term basis, we consider the historical carrying value of our term loan borrowings to be a reasonable estimate of their fair value. The fair value of our publicly held Senior Notes is estimated based on the quoted bid price for these debt instruments and was approximately $204.0 million and $210.0 million at the end of 2007 and 2006, respectively. The Term Loans and Senior Notes are further described in Note 7. In addition, we consider the carrying value of cash and cash equivalents, trade accounts receivable and trade accounts payable to approximate fair value. Our estimates of fair value involve judgment and are not necessarily indicative of the amounts that could be realized or paid in a current market exchange.

Derivative Financial Instruments and Hedging Activities

We do not enter into or hold derivatives for trading or hedging purposes. We review our contracts for embedded derivatives that would require separate reporting and disclosure.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including net (loss) income from operations, foreign currency translation adjustments and, for 2006 and 2005, adjustments related to additional minimum pension liabilities, net of tax.

For a summary of the components of accumulated other comprehensive income (loss), see Note 8.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 is an interpretation of SFAS 143, Accounting for Asset Retirement Obligations, which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made even though uncertainty exists about the timing and/or method of settlement. FIN 47 further clarifies the meaning of “conditional asset retirement obligation” with respect to recording the asset retirement obligation discussed in SFAS 143. Upon adoption of FIN 47 in the fourth quarter of 2006, we recorded an increase in property, plant and equipment of $0.6 million and recognized an asset retirement obligation of $1.2 million. This resulted in the recognition of a non-cash charge of $0.4 million, net of a $0.2 deferred tax benefit, for 2006 that was reported as a cumulative effect of an accounting change. Pursuant to FIN 47, the financial statements for periods prior to October 1, 2006 have not been restated. Our accrued asset retirement obligation was $1.3 million and $1.2 million at September 30, 2007 and October 1, 2006, respectively. The $0.1 million change in the liability relates to accretion expense.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which requires retrospective application to prior periods’ financial statements for a change in accounting principle. The retrospective application of a change in accounting principle under SFAS 154 is limited to the direct effects of the change. SFAS 154 was effective for us beginning in 2007. We applied SFAS 154 to our change from the LIFO method of inventory valuation to the FIFO method of inventory valuation for substantially all of our inventories, which occurred in the fourth quarter of fiscal 2007 and retrospectively adjusted our 2006 and 2005 financial statements for the change (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return and requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective for us at the beginning of 2008 (October 2007). We are currently in the process of evaluating the impact that adopting FIN 48 will have on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for us at the beginning of 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal 2009 (October 2008). We are currently evaluating the impact that this guidance will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The recognition and disclosure provisions of SFAS 158 were effective for us as of September 30, 2007. The effect of our adoption of the recognition and disclosure provisions of SFAS 158 is detailed in Note 12.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us at the beginning of fiscal 2009 (October 2008). We have not determined if we will choose to measure any eligible financial assets and liabilities at fair value.

2.	ACQUISITIONS

ICL Acquisition

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The net assets were acquired by ICL Industrial Containers ULC (“ICL”), a wholly owned subsidiary of BWAY created to effectuate the acquisition. We paid approximately $68.3 million in cash for the acquisition, which was funded by $50.0 million in term loan borrowings by ICL and from a portion of the proceeds of additional term loan borrowings by BWAY. The term loans are further discussed in Note 7. The results of operations of ICL are included in the consolidated financial statements from the date of acquisition. Included in the purchase price is approximately $1.7 million in transaction costs associated with the acquisition.

The ICL Acquisition enabled us to expand in the Canadian market. We believe geographic expansion is important to our growth.

We recorded the assets acquired and liabilities assumed at fair market value in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). We allocated the purchase price based on our estimates. The following table summarizes the allocation of fair value of the assets acquired and liabilities assumed in the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

July 17, 2006 (Dollars in thousands)
Current assets	$18,735
Property, plant and equipment	4,063
Intangible assets subject to amortization
Customer relationships	19,567
Tradenames	3,112
Goodwill	29,075

Total assets	74,552

Less: Current liabilities	(6,216)

NET ASSETS ACQUIRED	$68,336

Goodwill and intangible assets have been allocated to each of our metal and plastic packaging segments based on estimated fair value. See Note 6. The weighted-average life of the acquired intangible assets subject to amortization is approximately 13 and 15 years for customer relationships and tradenames, respectively. Goodwill related to this acquisition is not deductible for U.S. income tax purposes.

Vulcan Containers

On January 30, 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd. (“Vulcan”) for a purchase price of approximately $6.0 million (the “Vulcan Acquisition”), which was paid using available cash on hand. Vulcan was headquartered in Toronto and produced steel pails for distribution primarily in Canada. The acquired business is included in our metal packaging segment and the results of operations of the acquired Vulcan business are included in the consolidated financial statements from the date of acquisition.

The Vulcan acquisition further expanded our presence in Canada and provided an opportunity to leverage the manufacturing capacity of ICL. In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we closed the acquired Vulcan manufacturing facilities and terminated approximately 100 employees. In connection with the purchase price allocation pursuant to EITF Issue 95-3, Reorganization of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), we recorded a reorganization liability of approximately $3.4 million, which consisted of severance payments and facility closure costs.

The acquisition was accounted for as a purchase in accordance with SFAS 141. As such, the assets and liabilities were recorded at estimated fair value at the date of acquisition. We allocated the purchase price based on our estimates of fair value.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition based on our purchase price allocation. Although we believe the purchase price allocation is substantially complete, the finalization of certain reorganization costs, among other things, could result in an adjustment to the allocation.

January 30, 2007 (Dollars in thousands)
Current assets	$4,300
Intangible assets subject to amortization	5,391
Goodwill	1,104
Other	33

Total assets	10,828

Current liabilities	1,406
Reorganization liability	3,431

Total liabilities	4,837

NET ASSETS ACQUIRED	$5,991

The life of the acquired intangible assets subject to amortization, which consist solely of customer relationships, is included in our metal packaging segment and is approximately 14 years. Goodwill resulting from this acquisition is not deductible for U.S. income tax purposes.

3.	CHANGE IN METHOD OF ACCOUNTING FOR INVENTORY VALUATION

        During the fourth quarter of 2007, we changed the method of accounting for substantially all of our inventories from the LIFO method to the FIFO method, and accordingly, all inventories are accounted for under the LIFO method as of September 30, 2007. Prior to this change, all international inventory was accounted for under the FIFO method and substantially all U.S. inventory was accounted for under the LIFO method. As of October 1, 2006, the percentage of inventories accounted for under the LIFO method for the carrying amounts of U.S. inventories and consolidated inventories was 98% and 92%, respectively. We believe the FIFO method of inventory valuation is preferable to the LIFO method as it better reflects the current acquisition cost of those inventories on our consolidated balance sheets, enhances the matching of cost of products sold with net sales and conforms the inventory costing methods for all of our inventories to a single method. In accordance with SFAS 154, all prior periods presented have been retrospectively adjusted to apply the new method. As of October 4, 2004, this change increased our inventories balance by $4.6 million and increased retained earnings, net of income tax effects, by $3.0 million.

The following tables summarize the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs as of and for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007			2006
	As Computed Under Prior Method	Effect of Change	As Reported Under FIFO	As Originally Reported	Effect of Change	As Adjusted
CONSOLIDATED BALANCE SHEETS
Inventories	$93,641	$18,151	$111,792	$80,441	$17,846	$98,287
Income tax receivable	5,860	302	6,162	7,291	—	7,291
Deferred tax assets	7,986	(58)	7,928	4,038	2,939	6,977
Deferred tax liabilities	61,940	7,846	69,786	71,292	10,460	81,752
Retained earnings—BWAY Holding	18,259	10,549	28,808	21,624	10,325	31,949
Retained earnings—BWAY	$11,733	$10,549	$22,282	$15,098	$10,325	$25,423

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005	2007			2006			2005
(Dollars in thousands, except per share data)	As Computed Under Prior Method	Effect of Change	As Reported Under FIFO	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
CONSOLIDATED STATEMENTS OF OPERATIONS
Cost of products sold (excluding depreciation and amortization)	$830,407	$(305)	$830,102	$796,401	$(5,760)	$790,641	$714,039	$(7,500)	$706,539
(Loss) income before income taxes and cumulative effect of change in accounting principle	(2,505)	305	(2,200)	12,736	5,760	18,496	12,480	7,500	19,980
Provision for income taxes	860	81	941	6,941	2,296	9,237	4,351	2,888	7,239
(Loss) income before cumulative effect of change in accounting principle	(3,365)	224	(3,141)	5,795	3,464	9,259	8,129	4,612	12,741
Net (loss) income	$(3,365)	$224	$(3,141)	$5,397	$3,464	$8,861	$8,129	$4,612	$12,741

NET (LOSS) INCOME PER SHARE—BWAY HOLDING
Basic
(Loss) income before cumulative effect of change in accounting principle, net of tax	$(0.16)	$0.01	$(0.15)	$0.28	$0.17	$0.45	$0.39	$0.23	$0.62
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.02)	—	(0.02)	—	—	—

Net (loss) income	$(0.16)	$0.01	$(0.15)	$0.26	$0.17	$0.43	$0.39	$0.23	$0.62

Diluted
(Loss) income before cumulative effect of change in accounting principle, net of tax	$(0.16)	$0.01	$(0.15)	$0.23	$0.14	$0.37	$0.33	$0.18	$0.51
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.02)	—	(0.02)	—	—	—

Net (loss) income	$(0.16)	$0.01	$(0.15)	$0.21	$0.14	$0.35	$0.33	$0.18	$0.51

CONSOLIDATED STATEMENTS OF CASH FLOWS
Net (loss) income	$(3,365)	$224	$(3,141)	$5,397	$3,464	$8,861	$8,129	$4,612	$12,741
Adjustment for deferred income taxes	(13,401)	2,997	(10,404)	835	2,296	3,131	(6,900)	2,888	(4,012)
Change in inventories	(10,062)	(305)	(10,367)	(1,082)	(5,760)	(6,842)	(12,690)	(7,500)	(20,190)
Change in income taxes, net	$4,556	$(2,916)	$(1,640)	$(15,284)	$—	$(15,284)	$10,873	$—	$10,873

4.	INVENTORIES

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	As Adjusted 2006
Raw materials	$30,583	$26,212
Work-in-progress	43,140	39,181
Finished goods	38,069	32,894

INVENTORIES	$111,792	$98,287

During the fourth quarter of 2007, we changed our method of inventory valuation for our U.S. subsidiaries from the LIFO method to the FIFO method (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

5.	PROPERTY, PLANT AND EQUIPMENT

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	2006
Land	$3,272	$3,272
Buildings and improvements	13,956	13,740
Machinery and equipment	217,352	203,168
Furniture, fixtures and computer information systems	15,465	15,019
Construction-in-progress	14,233	7,454

	264,278	242,653
Accumulated depreciation	(122,528)	(99,709)

PROPERTY, PLANT AND EQUIPMENT, NET	$141,750	$142,944

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the net carrying amount of goodwill for 2007 and 2006 by reportable segment:

(Dollars in thousands)	Metal Packaging	Plastic Packaging	Total
BALANCE, OCTOBER 2, 2005	$112,556	$106,662	$219,218
Correction related to the NAMPAC Acquisition(a)	—	667	667
Utilization of acquired deferred tax asset, net of contingency(b)	—	(731)	(731)
Additions related to the ICL Acquisition	7,677	21,489	29,166
Currency translation adjustment	95	272	367

BALANCE, OCTOBER 1, 2006	$120,328	$128,359	$248,687

Adjustment related to the NAMPAC Acquisition(c)	—	113	113
Additions related to the Vulcan Acquisition	1,104	—	1,104
Adjustments related to the ICL Acquisition	(17)	(74)	(91)
Currency translation adjustment	1,157	2,648	3,805

BALANCE, SEPTEMBER 30, 2007	$122,572	$131,046	$253,618

(a)	During the implementation of an automated time keeping system in the first quarter of fiscal 2006 at facilities acquired in the NAMPAC Acquisition, we determined that the accrued vacation liability recorded as part of the purchase price allocation for the NAMPAC Acquisition was understated by approximately $0.7 million due to differences between actual pay practices and documentation provided and used to determine the purchase price allocation. We recorded an adjustment of $0.7 million to the accrued salaries and wages liability related to accrued vacation in the consolidated balance sheet as of January 1, 2006 with an offsetting increase to goodwill. Based on the amount of this adjustment and the impact on previously reported financial statements, management determined that such previously issued financial statements were not materially misstated.
(b)	In the third quarter of fiscal 2006, we reduced goodwill for approximately $1.7 million related to the utilization of a deferred tax asset associated with a net operating loss carryforward acquired in the NAMPAC Acquisition. However, a portion of the net operating loss carryforward was then currently under review by the Internal Revenue Service. As such, we established a contingent liability for approximately $1.0 million (and increased goodwill) based on our estimate of net operating loss carry forwards that are probable of disallowance by the Internal Revenue Service.
(c)	During the second quarter of 2007, the IRS concluded an audit related to certain pre-acquisition net operating loss (“NOL”) carryforwards we acquired in the NAMPAC Acquisition. In the purchase price allocation for the NAMPAC Acquisition, we accrued a contingent liability of approximately $1.0 million as an estimate of NOL carryforwards that would be disallowed following the IRS audit. We recorded an adjustment to goodwill of $0.1 million in the second quarter of 2007 to adjust our estimate to the actual amount disallowed by the IRS.

Identifiable intangible assets by major asset class:

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLES ASSETS
Customer relationships	$186,707	$(47,791)	$138,916	$177,873	$(33,601)	$144,272
Tradenames	26,369	(6,684)	19,685	25,984	(4,809)	21,175
Noncompetition agreements	401	(401)	—	401	(260)	141

	213,477	(54,876)	158,601	204,258	(38,670)	165,588

UNAMORTIZABLE INTANGIBLES ASSETS
Technology	613	—	613	613	—	613

	$214,090	$(54,876)	$159,214	$204,871	$(38,670)	$166,201

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Expected future amortization expense:

(Dollars in thousands)
FISCAL YEAR ENDING
2008	$15,883
2009	15,293
2010	15,196
2011	14,519
2012	13,895
Thereafter	83,815

$158,601

7.	LONG-TERM DEBT

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	2006
LONG TERM DEBT
10% USD senior subordinated notes due October 2010	$200,000	$200,000
Variable rate USD term loan maturing July 2013	169,500	189,500
Variable rate CAD term loan maturing July 2013	56,098	50,501

	425,598	440,001
Less: Current portion	(2,284)	(20,506)

LONG TERM DEBT, NET OF CURRENT PORTION	$423,314	$419,495

The current portion of long-term debt at October 1, 2006 reflects a voluntary prepayment of the USD term loan of $20.0 million. The prepayment was made in the first quarter of fiscal 2007.

The weighted-average interest rate on variable rate credit facility borrowings at the end of 2007 and 2006 was 7.1% and 7.0%, respectively.

Scheduled maturities on long-term debt as of September 30, 2007:

(Dollars in thousands)
FISCAL YEAR ENDING
2008	$2,284
2009	2,285
2010	2,285
2011	202,285
2012	2,285
Thereafter	214,174

$425,598

Senior Subordinated Notes

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

The Senior Notes are governed by an Indenture dated as of November 27, 2002 with The Bank of New York, as trustee, as assumed by BWAY on February 7, 2003 and as amended from time to time (the “Indenture”).

The Senior Notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on its assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer or sell assets. These covenants are subject to a number of important limitations and exceptions, which are more fully described in the Indenture. At September 30, 2007, we were in compliance with all applicable covenants related to the Senior Notes.

BWAY may redeem some or all of these notes at redemption prices specified in the Indenture (103.33% on October 15, 2007 declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require BWAY to repurchase the notes at 101% of the principal amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Credit Facility

On July 17, 2006, in conjunction with the ICL Acquisition, we entered into a credit agreement with various lenders, Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent, and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint arrangers (the “Credit Agreement”). The credit facility consists of a $190.0 million B Term Loan (the “U.S. Term Loan”), a $50.0 million revolving credit facility (the “U.S. Revolver”), a Cdn$56.41 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a US$5.0 million equivalent revolving credit facility (the “Canadian Revolver”), (collectively, the “Credit Facility”).

The Credit Facility replaced a credit facility from July 2004 that consisted of a $225.0 million term loan and a $30.0 million revolver. The facility was refinanced in conjunction with the ICL Acquisition.

BWAY is the U.S. Term Loan borrower and only BWAY can borrow on the U.S. Revolver. ICL is the Canadian Term Loan borrower and only ICL can borrow on the Canadian Revolver.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the U.S. Term Loan and the U.S. and Canadian Revolvers mature April 15, 2010 and the Canadian Term Loan matures July 18, 2011.

The U.S. Term Loan is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the Credit Agreement. Interest accrues on Base Rate Loans at a fixed margin of 0.75% plus the greater of the federal funds rate plus .5% or the Prime Lending Rate and on Eurodollar Loans at a Eurodollar Rate (as defined in the credit agreement) plus a fixed margin of 1.75%. At September 30, 2007, the effective interest rate on outstanding U.S. Term Loan borrowings was approximately 7.2%.

Due to a $20.0 million voluntary prepayment on the U.S. Term Loan in December 2006, scheduled quarterly repayments of approximately $0.4 million begin on December 31, 2007 and will continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loan may not be reborrowed.

The U.S. Revolver is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans at a variable margin ranging from 0.25% to 1.00% plus the greater of either the federal funds rate plus .5% or the administrative agent’s “prime lending rate.” Interest accrues on Eurodollar Loans at a Eurodollar Rate plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement.

The Canadian Term Loan is denominated in Canadian dollars and, at the option of the borrower, may consist of a Canadian Prime Rate Loan or a B/A Discount Rate Loan, each as defined in the Credit Agreement. Interest accrues on Canadian Prime Rate Loans at the greater of DB Canada’s “prime rate” or CDOR plus .75% plus a fixed margin of 1.0% and on B/A Discount Rate Loans at CDOR plus a fixed margin of 2.0%. At September 30, 2007, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 7.0%.

Scheduled quarterly repayments on the Canadian Term Loan of approximately Cdn$141 thousand (approximately US$142 thousand equivalent at September 30, 2007) began September 30, 2006 and will continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loan may not be reborrowed.

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

BWAY Holding and each of our U.S. subsidiaries have guaranteed the U.S. Term Loan and U.S. Revolver, each of which is secured by substantially all of BWAY’s U.S. assets and the assets of BWAY Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

As of September 30, 2007, we had $6.6 million and $0.2 million in standby letter of credit commitments that reduced our available borrowings to $43.4 million and $4.8 million under the U.S. Revolver and Canadian Revolver, respectively. As of September 30, 2007 and October 1, 2006, there were no U.S. Revolver or Canadian Revolver borrowings outstanding.

The Credit Agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At September 30, 2007, we were in compliance will all applicable covenants contained in the credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

The Credit Agreement was amended on May 10, 2007 to allow the IPO and related transactions.

Deferred Financing Costs

We incurred $8.0 million in financing costs related to the underwriting and registration of the Senior Notes, and we are amortizing these costs to interest expense over the term of the notes. As of September 30, 2007 and October 1, 2006, there were $3.2 million and $4.2 million, respectively, of the deferred costs remained to be amortized.

In connection with the refinancing of our Credit Facility in July 2006, we followed the guidance of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”) related to the revolver and EITF 96-19 Debtor’s Accounting for Modification or Exchange of Debt Instruments (“EITF 96-19”) related to the term loans. Pursuant to EITF 98-14, we carried forward approximately $0.4 million and expensed approximately $0.2 million of the unamortized financing costs related to the revolver concurrent with the refinancing. Pursuant to EITF 96-19, the refinancing was not considered a “debt extinguishment” and, as such, we expensed approximately $0.8 million in third-party expenses incurred in connection with refinancing the term loan and carried forward $3.9 million in unamortized financing costs related to the previous term loan. We incurred and deferred approximately $1.5 million in new fees and costs associated with the U.S. Revolver and U.S. Term Loan and approximately $1.2 million in fees and costs associated with the Canadian Revolver and Term Loan.

We are amortizing approximately $6.1 million in deferred financing costs related to the Term Loans to interest expense over the term of the loans in proportion to the outstanding principal, which approximates the effective yield method. We are amortizing approximately $1.2 million in deferred financing costs related to the Revolvers on a straight-line basis over the term of the Revolvers, which approximates the effective yield method. At September 30, 2007 and October 1, 2006, approximately $5.9 million and $6.8 million of deferred costs associated with the Credit Facility were unamortized.

We paid approximately $0.1 million in fees in association with the May 2007 amendment, which are being amortized over the remaining term of the Credit Facility.

8.	STOCKHOLDERS’ EQUITY

Net (Loss) Income Per Share

The following table shows the computation of basic and diluted net income (loss) per share for the periods presented:

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands, except per share amounts)	2007	2006	2005
NET (LOSS) INCOME
Income before cumulative effect of change in accounting principle, net of tax (a)	$(3,141)	$9,259	$12,741
Cumulative effect of change in accounting principle, net of tax	—	(398)	—

Net (loss) income (a)	(3,141)	8,861	12,741

WEIGHTED-AVERAGE SHARES
Weighted-average number of shares outstanding	20,851	20,592	20,603
Dilutive effect of stock options (b)	—	4,756	4,334

Weighted-average number of shares outstanding assuming dilution	20,851	25,348	24,937

BASIC NET (LOSS) INCOME PER SHARE
Income before cumulative effect of change in accounting principle, net of tax (a)	$(0.15)	$0.45	$0.62
Cumulative effect of change in accounting principle, net of tax	—	(0.02)	—

BASIC NET (LOSS) INCOME PER SHARE (a)	(0.15)	0.43	0.62

DILUTED NET (LOSS) INCOME PER SHARE
Income before cumulative effect of change in accounting principle, net of tax (a)	$(0.15)	$0.37	$0.51
Cumulative effect of change in accounting principle, net of tax	—	(0.02)	—

DILUTED NET (LOSS) INCOME PER SHARE (a)	$(0.15)	$0.35	$0.51

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method. See Note 3
(b)	In 2007, 2006 and 2005, 4.028 million, 0.004 million and 0.026 million shares, respectively, are not included in the diluted effect of stock options due to the anti-dilutive effect of the options.

Shares Authorized

On May 25, 2007, we filed an amendment to BWAY Holding’s certificate of incorporation to increase its authorized share capital to 200,000,000 shares of common stock, par value $0.01 per share, and to authorize 20,000,000 shares of preferred stock, par value $0.01 per share. There was no preferred stock outstanding at September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

On May 25, 2007, we filed an amendment to BWAY Corporation’s certificate of incorporation to decrease its authorized share capital to 2,500 shares of common stock, par value $0.01 per share, and 500 shares of preferred stock, par value $0.01 per share. There was no preferred stock outstanding at September 30, 2007.

Dividend, Stock Repurchase and Stock Option Settlement

In the fourth quarter of 2006, BWAY declared a dividend of $10.0 million payable to BWAY Holding. The dividend was used to purchase 85,088 shares of BWAY Holding common stock and to cash settle the exercise of approximately 722,547 stock options. Each of the stock and options were beneficially owned by our former chairman and chief executive officer. The settled options were fully vested, and the settlement price per option was based on the difference between the fair value per share of BWAY Holding common stock at the settlement date and the weighted-average option price. We recorded $8.8 million in stock-based compensation expense related to the exercise of these options. In addition, BWAY recorded an entry to additional paid-in capital for $8.8 million.

Deferred Shares

In connection with the NAMPAC Acquisition, we issued 45,382 deferred shares of BWAY Holding common stock to an officer of NAMPAC to satisfy amounts due to him under a NAMPAC long-term performance plan that was terminated as part of the NAMPAC Acquisition. The shares were valued at $0.4 million at the time of issuance. Concurrent with the IPO, the deferred shares were exchanged for an equal number of issued shares of BWAY Holding common stock.

BWAY Holding Securityholders Agreement

On February 7, 2003, BWAY Holding entered into a securityholders agreement with the Kelso affiliates, which in the aggregate own a majority of BWAY Holding’s common stock (the “Kelso Affiliates”), and certain other securityholders who own common stock and options to purchase common stock of BWAY Holding (the “Non-Kelso Securityholders”) (the “Securityholders Agreement”).

The Securityholders Agreement generally restricts the transfer of shares of common stock owned by the Non-Kelso Securityholders and any of the Company’s employees who will, at a later point, become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or transfers in connection with certain pledges, so long as any transferee agrees to be bound by the terms of the Securityholders Agreement.

In addition, the Non-Kelso Securityholders have “tag-along” rights to sell their shares on a pro rata basis with the Kelso Affiliates in significant sales to third parties. The Kelso Affiliates have “drag-along” rights to cause the Non-Kelso Securityholders to sell their shares on a pro rata basis with the Kelso Affiliates in significant sales to third parties.

Employee stockholders who are parties to the Securityholders Agreement are subject to “put” and “call” rights, which, subject to certain exceptions, entitle them to require us to purchase their shares, and which entitle us, subject to certain exceptions, to require them to sell their shares to us, upon any termination of their employment, at differing prices, depending upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options. The Securityholders Agreement also contains a provision that requires us to offer certain existing stockholders the right to purchase shares of BWAY Holding upon a new issuance on a pro rata basis, subject to certain exceptions.

BWAY Holding Registration Rights Agreement

On February 7, 2003, BWAY Holding entered into a registration rights agreement with the Non-Kelso Securityholders (the “Holding Registration Rights Agreement”). Pursuant to this agreement, the Kelso Affiliates have the right to make an unlimited number of requests that BWAY Holding register their shares under the Securities Act following the first anniversary of an initial public offering. In any demand registration, all of the parties to the Holding Registration Rights Agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BWAY Holding proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the Holding Registration Rights Agreement have the right to include their shares in the registration statement, subject to certain conditions.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	2006
Pension and other postretirement items, net of tax	$(659)	$(748)
Cumulative foreign currency translation adjustments	3,037	251

TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	$2,378	$(497)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

9.	STOCK-BASED COMPENSATION

We adopted SFAS 123R as of October 2, 2006, using the “prospective transition” method. Under this method of adoption, compensation cost is recognized in the financial statements beginning with the effective date for all new awards and for awards outstanding at the effective date that are subsequently modified, repurchased or cancelled. As further discussed below, upon the consummation of the IPO, the vesting of all awards, including those outstanding at the effective date of SFAS 123R, were modified. As such, we discontinued accounting for those awards that were outstanding as of October 2, 2006 using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”), which we used for such awards prior to the modification.

SFAS No. 123R amended SFAS No. 95, Statement of Cash Flows, requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required.

Summary of Stock-Based Compensation Plans

BWAY Holding Company 2007 Omnibus Incentive Plan. On May 23, 2007, the Board approved, upon the recommendation of the Compensation Committee, the BWAY Holding Company 2007 Annual Incentive Plan (the “Omnibus Incentive Plan”). The plan provides for awards of up to 2,057,898 shares of BWAY Holding common stock, which may be in the form of stock options, stock appreciation rights, performance-based awards, restricted stock, restricted stock units or deferred stock. The Omnibus Incentive Plan will terminate on May 23, 2017 unless terminated earlier. Termination of the Omnibus Incentive Plan will not affect grants made prior to the termination. In the fourth quarter of 2007, options to acquire 37,000 shares were granted, and as of September 30, 2007, there were 2,020,898 options available for grant under the Omnibus Incentive.

BCO Holding Company Stock Incentive Plan. In February 2000, Predecessor adopted the Fourth Amendment and Restatement of BWAY’s 1995 Long-Term Incentive Plan (the “Predecessor Incentive Plan”). Effective with the closing of the Transaction, BWAY Holding assumed the Predecessor Incentive Plan, which was replaced in July 2004 with the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”). Under the Holding Incentive Plan, 4,480,797 shares of BWAY Holding’s common stock are subject to options. The Holding Incentive Plan will terminate on February 7, 2013 unless terminated earlier. Termination of the Holding Incentive Plan will not affect grants made prior to the termination. In 2007, options to acquire 177,454 shares were granted, and as of September 30, 2007, there were 193,333 options available for grant under the Holding Incentive Plan.

Holding Long-Term Incentive Plan. As a result of the Transaction, which was a change in control event under the Predecessor Incentive Plan, all then outstanding options immediately vested and became exercisable. Certain members of management entered into exchange agreements with BWAY Holding whereby their Predecessor Incentive Plan options were exchanged for new options to acquire BWAY Holding common stock (the “Exchange Options”) under the Holding Long-Term Incentive Plan (“Holding LTIP”). The Exchange Options were fully vested and were issued with substantially the same terms and conditions in effect immediately prior to the exchange. All other options outstanding at the time of the Transaction were cancelled in exchange for lump sum payments. The plan terminated on May 31, 2005; however, the termination of the plan did not adversely affect any outstanding options granted under the plan.

There are currently three types of stock options outstanding under the Holding Incentive Plan: Service Options, Performance Options and Exit Options. Prior to the IPO, service options generally became exercisable in three annual installments, performance options generally became exercisable in five annual installments (assuming certain performance benchmarks were achieved), and exit options generally became exercisable upon a change in equity control event (as defined in the plan and subject to certain limitations).

On May 23, 2007, the Board amended the Holding Incentive Plan to provide that all outstanding unvested Service Options and Performance Options and 43% of Exit Options became fully vested concurrently with the completion of the IPO. In addition, the Board amended the vesting criteria for the remaining unvested 57% of Exit Options to become vested in three equal tranches based on an average per share closing price of BWAY Holding Company common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche, as follows:

•

 1/3 will vest if the average per share closing price of BWAY Holding common stock over any consecutive 45 days during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37;

•

 1/3 would vest if the average per share closing price of BWAY Holding common stock over any consecutive 45 days during which the stock trades is at least $21.52 and the closing price on the 45th such day is at least $18.29; and

•

 1/3 would vest if the average per share closing price of BWAY Holding common stock over any consecutive 45 days during which the stock trades is at least $23.78 and the closing price on the 45th such day is at least $20.21.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Outstanding Stock Options

A summary of outstanding options and nonvested options under our stock-based compensation plans at September 30, 2007 and changes during 2007 are presented below:

	Outstanding		Nonvested
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Options at October 1, 2006	6,522,803	$5.30	2,457,352	$4.94
Options granted	214,454	15.74	214,454	9.51
Options exercised	(1,082,699)	3.17
Options forfeited	(101,220)	13.66	(74,469)	4.07
Options vested			(1,357,434)	5.29

OPTIONS AT SEPTEMBER 30, 2007	5,553,338	$5.96	1,239,903	$5.41

OPTIONS VESTED AND EXERCISABLE AT SEPTEMBER 30, 2007	4,313,435	$5.66

As of September 30, 2007, the weighted-average remaining contractual term of options outstanding and options vested and exercisable was 5.5 years and 5.7 years, respectively. At September 30, 2007, the aggregate intrinsic value of options outstanding and options vested and exercisable was $30.4 million and $24.8 million, respectively. In 2007, we received $3.4 million from options exercised. In 2007, we recognized a tax benefit related to these option exercises of $4.4 million, which was reported in financing activities in the consolidated statements of cash flows. The total fair value of options vested during 2007, 2006 and 2005 was $7.2 million, $3.4 million and $2.0 million, respectively.

The weighted-average grant date fair value of each option granted during 2007, 2006 and 2005 was $9.51, $5.18 and $1.28, respectively. The total intrinsic value of options exercised during 2007 and 2006 was $12.0 million and $8.8 million, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense included in the statements of operations by line item. All amounts are included in undistributed corporate expense in the business segment disclosure (see Note 16).

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
STOCK-BASED COMPENSATION EXPENSE INCLUDED IN:
Cost of products sold (excluding depreciation and amortization) (a)	$2,471	$274	$344
Selling and administrative expense (b)	9,855	9,881	1,508

	$12,326	$10,155	$1,852

(a)	2007 includes $1.8 million in non-cash stock-based compensation related to the accelerated vesting of certain stock options concurrently with the IPO and $0.6 million in non-cash stock-based compensation subsequent to the IPO related to certain exit options for which vesting conditions were modified as a result of the IPO.
(b)	2007 includes $7.8 million in non-cash stock-based compensation related to the accelerated vesting of certain stock options concurrently with the IPO and $1.5 million in non-cash stock-based compensation subsequent to the IPO related to certain exit options for which vesting conditions were modified as a result of the IPO. 2006 includes $8.8 million related to the cash settlement of certain stock options (see Note 8).

The accelerated vesting of certain options and the modified vesting of certain other options concurrently with the IPO, as discussed above, constituted a modification of previously issued awards, which required stock-based compensation to be determined under SFAS 123R.

For the options with accelerated vesting, we recognized stock-based compensation expense in the third quarter of 2007 of approximately $9.6 million. The charge represented (i) unrecognized stock-based compensation as determined under APB 25 related to the modified options and (ii) the incremental fair value as a result of the modification as determined using a Black-Scholes option-pricing model.

For the options modified to enable vesting based on certain market performance, no expense was recognized as of the modification date, but the increase in fair value, if any, of such options due to the modification will be recognized as stock-based compensation expense over expected period required to meet the market performance criteria. The fair value of these options was determined using a Monte Carlo simulation model. The derived service period for these options is the median period of time until the market condition is met, as determined by the simulation model. We determined a modification date fair value of approximately $11.3 million, of which approximately $0.4 million will not be recognized due to the subsequent cancellation of unvested options due to employee terminations. Of the remaining $10.9 million, $2.2 million was recognized in 2007, and we expect to recognize $8.7 million as follows: $6.7 million and $2.0 million in 2008 and 2009, respectively.

As of September 30, 2007, in addition to the $8.7 million of stock-based compensation expense to be recognized beginning in 2008 and through 2009, as noted above, there was approximately $0.2 million in unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. We expect the $0.2 million to be recognized in earnings over a period of 6.0 years.

In the third quarter of 2007, we recorded non-cash stock-based compensation expense related to the accelerated vesting of certain stock options concurrently with the IPO (as discussed below). The expense related to the accelerated vesting included in cost of products sold (excluding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

depreciation and amortization) and selling and administrative expense was $1.8 million and $7.8 million, respectively. In addition, as further described below, we recorded non-cash stock-based compensation expense of approximately $2.1 million subsequent to the IPO related to certain exit options for which vesting conditions were modified as a result of the public offering. In the fourth quarter of 2006, we recorded $8.8 million in stock-based compensation expense related to the cash settlement of certain options (see Note 8). The $8.8 million is recorded in selling and administrative expense.

As discussed above, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB 25 prior to October 2, 2006. The following table illustrates the pro forma effect on net income as if we had determined stock-based compensation based on the fair value based method of SFAS 123, Accounting for Stock-Based Compensation, using a “minimum value” methodology, which excludes the effects of volatility of the stock price on the fair value of the option. Prior to the IPO, BWAY Holding equity securities were not publicly traded.

Fiscal years ended October 1, 2006 and October 2, 2005 (Dollars in thousands)	2006	2005
Net income (a)	$8,861	$12,741
Add: Stock-based compensation included in reported net income, net of related tax effects (b)	4,620	1,206
Less: Pro forma stock-based compensation under SFAS 123, net of related tax effects	(950)	(2,707)

PRO FORMA NET INCOME (a)	$12,531	$11,240

INCOME PER SHARE—BWAY HOLDING
Basic earnings per share as reported (a)	$0.43	$0.62
Pro forma basic earnings per share	0.61	0.55

Diluted earnings per share as reported (a)	0.35	0.51
Pro forma diluted earnings per share	$0.49	$0.45

(a)	2006 and 2005 have been retrospectively adjusted for the 2007 change in the company’s inventory valuation method from the last-in, first-out method to the first-in, first-out method (see Note 3).
(b)	Stock-based compensation included in net income, net of related tax effects, recorded in 2005 relates to stock options issued pursuant to the Holding Incentive Plan (see Note 8). Of the stock-based compensation included in net income, net of related tax effects, recorded in 2006, approximately $0.6 million relates to stock options issued pursuant to the Holding Incentive Plan and approximately $4.0 million relates to the cash settlement of Exchange Options exercised (see Note 8). Under SFAS 123, no additional compensation expense is recognized for cash settlements of outstanding awards, which is why pro forma stock-based compensation expense for 2006 is less than stock-based compensation under APB 25.

For purposes of determining the grant date fair value of share-based payment awards, including in the pro forma disclosures above, we use the Black-Scholes option-pricing model (the “Black-Scholes Model”) for options without market conditions and use Monte Carlo simulation, a lattice model, for options with vesting criteria tied to the market performance of BWAY Holding common stock. Each model requires the input of certain assumptions that involve judgment.

Black-Scholes Model. The following inputs, as of the grant date are utilized in the Black-Scholes Model (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option, (4) expected option term (the period of time from the grant date until the option is exercised) and (5) fair value of the underlying stock.

The expected dividend yield is based on our assumption that we do not expect to declare or pay dividends in the future, as has been our historical practice. We estimated volatility using the historical volatility of BWAY common stock, which was publicly traded between May 1995 and February 2003, and which we believe is currently the best indicator of future volatility of BWAY Holding common stock. Our assumption of the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected term of the option. We estimated the expected term of “plain vanilla” stock options using the “simplified” method discussed in SAB 107. Prior to the IPO, there was not an observable fair value of BWAY Holding common stock for purposes of determining the grant date fair value used to value our stock options. As such, we were required to contemporaneously estimate the fair value of the stock on the grant date, which involved certain assumptions involving judgment.

The weighted-average grant date fair value for the options granted in 2007, 2006 and 2005 was based on the Black-Scholes Model assumptions in the table below. As noted above, volatility was excluded from the model under the “minimum value” methodology for 2006 and 2005. Volatility used in 2007 was based on the historical volatility of BWAY’s common stock when it as publicly traded.

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.9%	0.0%	0.0%
Risk-free interest rate	4.4%	4.7%	3.8%
Expected term (in years)	7.7	10.0	3.5

Monte Carlo Simulation Model. A Monte Carlo simulation model requires the following inputs, as of the modification date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option and (4) fair value of the underlying stock. The methodology used to determine these assumptions is similar as for the Black-Scholes Model discussed above; however, the expected term is determined by the model in Monte-Carlo simulation.

The following inputs were used in the Monte Carlo simulation model to determine fair value as of the IPO date for the modified options: risk-free interest rate ranging from 4.6% to 5.4%, no dividends and expected volatility ranging from 38.5% to 49.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

10.	INCOME TAXES

As discussed in Note 3, we changed our method of valuing inventory for certain of our inventories from the LIFO method to the FIFO method for financial reporting purposes. We also elected to change our method of valuing inventory for U.S. income tax purposes from the LIFO method to the FIFO method.

Our provision for income taxes consists of the following:

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
CURRENT INCOME TAXES
Federal	$6,944	$3,703	$9,907
Foreign	2,299	1,161	—
State	2,102	1,242	1,344
DEFERRED INCOME TAX (BENEFIT)	(10,404)	3,131	(4,012)

PROVISION FOR INCOME TAXES	$941	$9,237	$7,239

The provision for income taxes is reconciled with the federal statutory rate as follows:

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
Income tax (benefit) expense at the federal statutory rate	$(770)	$6,474	$6,993
State income tax expense, net of federal income tax benefits	135	679	700
Foreign income taxed at rates other than the federal statutory rate	113	(947)	(791)
Non-deductible public offering costs	1,518	—	—
Puerto Rican tax assessment	—	899	—
Adjustment to estimated effective state tax rates	(817)	1,034	—
Other items, net	762	1,098	337

PROVISION FOR INCOME TAXES	$941	9,237	$7,239

EFFECTIVE TAX RATE AS A PERCENTAGE OF PRETAX (LOSS) INCOME	(42.8)%	49.9%	36.2%

The components of deferred tax assets and liabilities are as follows:

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	2006
DEFERRED TAX LIABILITIES
Property, plant and equipment	$27,073	$27,221
Intangible assets	49,829	54,087
Section 481 method change related to LIFO (a)	7,844	10,460
Other	1,970	1,664

TOTAL DEFERRED TAX LIABILITIES	86,716	93,432

DEFERRED TAX ASSETS
Employee benefits	15,561	11,260
Inventory (b)	3,384	3,041
Accounts receivable	832	1,460
Other	5,081	2,896

TOTAL DEFERRED TAX ASSETS	24,858	18,657

DEFERRED TAX LIABILITY, NET (b)	$61,858	$74,775

Deferred tax assets, net	$(7,928)	$(6,977)
Noncurrent deferred tax liabilities, net (b)	69,786	81,752

DEFERRED TAX LIABILITIES, NET	$61,858	$74,775

(a)	Represents amount due to the Internal Revenue Service related to previously realized tax benefits due to our method of accounting for inventory for taxes purposes. We changed our inventory valuation method from the LIFO method to the FIFO method in 2007, which resulted in approximately $10.5 million in income taxes due, which are payable over four years, beginning in 2007. See Note 3.
(b)	2006 has been retrospectively adjusted for the 2007 change in our inventory valuation method from the LIFO method to the FIFO method. See Note 3.

In accordance with SFAS 109, Accounting for Income Taxes, and SFAS 5, Accounting for Contingencies, we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we would be willing to concede as part of a broader tax settlement. As of September 30, 2007 and October 1, 2006, we had recorded tax contingency reserves of approximately $0.5 million and $1.3 million, respectively. The decrease in the tax contingency reserve relates to the settlement in 2007 of certain utilized acquired net operating losses that had been previously estimated to be probable of disallowance. The difference between the contingency accrued at October 1, 2006 and amount settled in 2007 was recorded as an adjustment to goodwill (see Note 6).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

11.	LEASE COMMITMENTS

We lease manufacturing facilities, warehouses and office space under operating leases and we lease vehicles and equipment under operating and capitalized leases. We recorded lease expense of approximately $11.8 million, $10.8 million and $11.1 million in 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable capitalized and operating leases at September 30, 2007:

(Dollars in thousands)	Capitalized Leases	Operating Leases
Fiscal year ending
2008	$151	$10,813
2009	93	8,715
2010	—	7,269
2011	—	5,385
2012	—	3,385
2013 and thereafter	—	13,624

Total minimum lease payments	244	$49,191

Less: imputed interest	(7)

Present value of minimum capitalized lease payments	237
Current portion of capitalized lease obligations	148

Long-term capitalized lease obligations	$89

12.	EMPLOYEE BENEFIT OBLIGATIONS

Pension and Postretirement Benefit Plans

Effective September 30, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which required the recognition of our obligation for pension and other postretirement benefits and accumulated other comprehensive loss (“AOCL”) of actuarial gains or losses that had previously been deferred under the reporting requirements of SFAS Nos. 87, 106 and 132(R). The statement does not permit retrospective application. The following table summarizes the effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of September 30, 2007.

September 30, 2007 (Dollars in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS 158
Postretirement benefits payable—current	$—	$514	$514
Postretirement benefits payable—non-current	5,057	1,397	6,454
Pension liability—noncurrent	2,966	(2,101)	865
Deferred tax liabilities	61,841	101	61,942
Accumulated other comprehensive income	2,289	89	2,378

As of September 30, 2007, we recognized in accumulated other comprehensive income (loss) net actuarial gain (loss) of $1.3 million and $(1.2) million for the defined benefit pension plan and other postretirement benefit plan, respectively.

The estimated actuarial loss for the other postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 is $0.5 million.

We have a defined benefit pension plan sponsored by NAMPAC that covers certain of its hourly and salaried employees. The plan was frozen for salaried and hourly participants in 2004 and 1998, respectively. Benefits are based on the participant’s compensation and period of employment as of the date the plan was frozen.

We offer postretirement medical coverage to certain union employees at our Cincinnati, Ohio manufacturing facility in accordance with certain of our collective bargaining agreements. We closed the plan to new participants in 1998.

The measurement dates used to determine pension benefit obligations are September 30, 2007 and September 30, 2006 and the measurement dates used to determine other postretirement benefit obligations are September 30, 2007 and October 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

The following table reflects the components of net periodic benefit cost and weighted-average assumptions:

	Defined Benefit Pension Plan			Other Postretirement Benefits
Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005	2007	2006	2005
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$72	$6	$6	$5
Interest cost	674	599	609	396	356	382
Expected return on plan assets	(681)	(603)	(530)	—	—	—
Recognized net actuarial loss	5	—	—	71	53	52

NET PERIODIC BENEFIT COST	(2)	(4)	151	473	415	439

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate	5.75%	5.54%	5.75%	5.75%	5.50%	6.00%

Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	n/a	n/a	n/a

The following table reflects the change in the fair value of plan assets and projected benefit obligation and weighted-average assumptions:

	Defined Benefit Pension Plan		Other Postretirement Benefits
Fiscal years ended September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	2006	2007	2006
CHANGE IN FAIR VALUE OF PLAN ASSETS
Beginning of period	$8,106	$7,433	$—	$—
Actual return on plan assets	1,055	489	—	—
Company contributions	762	421	423	433
Benefits paid	(246)	(237)	(423)	(433)

END OF PERIOD FAIR VALUE	9,677	8,106	—	—

CHANGE IN PROJECTED BENEFIT OBLIGATION
Beginning of period	$11,837	$10,908	$7,141	$6,700
Service cost	—	—	6	6
Interest cost	674	599	396	356
Actuarial (gain) loss	(1,723)	567	(152)	512
Benefits paid	(246)	(237)	(423)	(433)

END OF PERIOD PROJECTED BENEFIT OBLIGATION	10,542	11,837	6,968	7,141

Funded status of the plan	(865)	(3,731)	(6,968)	(7,141)
Unrecognized net actuarial loss	—	1,245	—	2,135

Accrued benefit cost	(865)	(2,486)	(6,968)	(5,006)
Additional minimum liability	—	(1,245)	—	—

NET AMOUNT RECOGNIZED	(865)	(3,731)	(6,968)	(5,006)

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate	6.30%	5.75%	6.00%	5.75%

Expected return on plan assets	8.00%	8.00%	n/a	n/a

The accumulated benefit obligation for the defined benefit pension plan was $10.5 million and $11.8 million at the end of 2007 and 2006, respectively. The accumulated benefit obligation for the other postretirement benefit plan was $7.0 million and $7.1 million at the end of 2007 and 2006, respectively.

Our defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which we review annually, include the discount rate, long-term expected rate of return on plan assets, healthcare cost trend rate and other economic and demographic factors. We determine the discount rate assumption for our defined benefit pension plan based on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation. In estimating discount rates for the defined benefit pension plan and the other postretirement benefit plans, we evaluate the AA-rated corporate long-term bond yield rate in the United States at the end of our fiscal year as an estimate of the rate that would generate matching cash flows to pay benefits under the plans if invested in a portfolio of high quality debt instruments. The long-term expected rate of return on plan assets is based on a combination of historical results of the portfolio and our expectation of future returns that we expect to realize over the estimated remaining life of the plan liabilities that will be funded with the plan assets. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends. Since the defined benefit pension plan was frozen, as discussed below, we did not make salary growth assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

The following table presents plan assets as a percentage of total plan assets for our defined benefit pension plan at the date indicated:

September 30 (Dollars in thousands)	2007	2006	2005
ASSET CATEGORY
Equity mutual funds	60%	60%	61%
Fixed income mutual funds	40%	40%	39%

	100%	100%	100%

NAMPAC employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a determined level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across domestic and non-domestic stock, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds may be used to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

Estimated future benefit payments under the defined benefit pension plan and other postretirement benefits by fiscal year are as follows:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
FISCAL YEAR ENDING
2008	$304	$514
2009	317	550
2010	325	582
2011	331	593
2012	333	611
2013 through 2017	2,050	2,340

In 2008, we expect to contribute approximately $0.8 million and $0.5 million to the pension plan and the postretirement benefit plan, respectively.

For measurement purposes, annual future rates of increase of 8.5% and 10.0% in the post-65 per capita costs of covered health care benefits were assumed at the end of 2007 and 2006, respectively, and a 7.5% and 9.0% annual rate of increase in the pre-65 per capita costs of covered health care benefits were assumed at the end of 2007 and 2006, respectively. As of September 30, 2007, post-65 rates were assumed to decrease by 0.75% per year to 7.0% and then by 0.5% per year to 5.5% and remain at that level thereafter. Pre-65 rates were assumed to decrease by 0.5% per year to 5.5% and remain at that level thereafter.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a Medicare prescription drug benefit that began in calendar 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. We evaluated the benefits of the subsidy and determined that the cost of applying for the subsidy was outweighed by the estimated benefit to the Company. As such, plan obligations do not reflect the impact of this legislation.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)
1% INCREASE IN ASSUMED HEALTH CARE COST TRENDS
Effect on total service and interest cost components	$41
Effect on postretirement benefit obligation	663

1% DECREASE IN ASSUMED HEALTH CARE COST TRENDS
Effect on total service and interest cost components	$(35)
Effect on postretirement benefit obligation	(573)

Defined Contribution Plans

We offer qualified defined contribution plans that cover substantially all full-time employees. Under the plans, we match employee contributions up to a certain limit. One of our plans provides for a deferred profit sharing component, which is funded at the discretion of our Board of Directors. Our net contributions to these plans were approximately $3.1 million, $2.8 million and $2.5 million in 2007, 2006 and 2005, respectively.

We contribute to certain union sponsored defined contribution plans that provide benefits to certain of our union employees under collective bargaining agreements. Our contributions to these plans were approximately $1.4 million in each of 2007 and 2006 and $1.3 million in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Executive Retirement Plans

We provide for retirement benefits to certain current and former executives of the Company or its predecessors through supplemental executive retirement plans (“SERP”). We recorded expenses of approximately $0.5 million, $0.8 million and $0.9 million in 2007, 2006 and 2005, respectively related to these plans. We paid SERP benefits of approximately $0.5 million, $0.4 million and $0.4 million in 2007, 2006 and 2005, respectively. We had accrued SERP liabilities of $6.6 million at each of September 30, 2007 and October 1, 2006. The current and the non-current portions of the SERP liability are recorded in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheets. The liabilities at the end of 2007 and 2006 were determined using a discount rate of 5.90% and 5.74%, respectively. The SERPs are unfunded.

Estimated future benefit payments under the SERP agreements are as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2008	$658
2009	727
2010	727
2011	727
2012	727
2013 through 2017	3,170

13.	RELATED PARTY TRANSACTIONS

Prior to the IPO in June 2007, we paid an annual financial advisory fee to Kelso of approximately $0.5 million and reimbursed them for related expenses, which were included in other expense (income), net. In conjunction with the IPO, we paid Kelso a $5.0 million fee to terminate the advisory fee agreement (see Note 1).

14.	RESTRUCTURING, REORGANIZATION AND IMPAIRMENT

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
Restructuring (adjustment) charge	$(113)	$1,511	$4,265
Impairment charge	—	—	1,000

RESTRUCTURING AND IMPAIRMENT (ADJUSTMENT) CHARGE	$(113)	1,511	5,265

The following table sets forth changes in the restructuring and reorganization liabilities, which are included in other current liabilities in the consolidated balance sheets. The nature of the liabilities has not changed from that previously reported and restructuring charges are shown net of any adjustments.

	Metal Packaging Segment			Plastic Packaging Segment
(Dollars in millions)	Severance Costs	Facility Closure Costs	Segment Total	Severance Costs	Facility Closure Costs	Segment Total	Total
Restructuring liability
Balance at October 3, 2004	—	0.1	0.1	—	—	—	0.1
Restructuring charge	—	0.3	0.3	1.0	3.1	4.1	4.4
Expenditures	—	(0.4)	(0.4)	(0.6)	(1.6)	(2.2)	(2.6)

Balance at October 2, 2005	—	—	—	0.4	1.5	1.9	1.9

Restructuring charge	—	—	—	0.4	0.3	0.7	0.7
Adjustment related to change in sublease assumptions	—	—	—	—	0.8	0.8	0.8
Expenditures	—	—	—	(0.6)	(1.2)	(1.8)	(1.8)

Balance at October 1, 2006	$—	$—	$—	$0.2	$1.4	$1.6	$1.6

Restructuring adjustment	—	—	—	—	(0.1)	(0.1)	(0.1)
Expenditures	—	—	—	(0.2)	(0.8)	(1.0)	(1.0)
Balance at September 30, 2007	$—	$—	$—	$—	$0.5	$0.5	$0.5

Reorganization liability
Balance October 1, 2006	—	—	—	—	—	—	—
Vulcan acquisition (see Note 2)	1.7	1.7	3.4	—	—	—	3.4
Expenditures	(1.9)	(1.2)	(3.1)	—	—	—	(3.1)
Translation adjustments	0.2	0.3	0.5	—	—	—	0.5

Balance at October 2, 2005	$—	$0.8	$0.8	$—	$—	$—	$0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Restructuring Charge and Liability

The amounts incurred and expenditures in the metal packaging segment paid in 2005 primarily related to the closure of our Picayune, Mississippi manufacturing facility in 2004. We returned the facility to the landlord in 2005, and, at the end of 2005, there were no amounts remaining in the restructuring liability related to the closure of this facility. We do not anticipate any related future charges or adjustments.

2005 Plastic Manufacturing Restructuring Plan. In October 2004, the Board of Directors approved a broad plan to close certain plastic manufacturing facilities and to eliminate certain positions that became redundant as a result of the NAMPAC Acquisition. We ceased operations at one of the facilities at the end of 2004, and the remaining facilities were closed in the third quarter of 2005. Approximately 88 hourly and approximately 41 salaried employees were affected by the plan. The purpose of the plan was to lower overall manufacturing costs and improve manufacturing capacity through the consolidation of existing business from these closed facilities into our NAMPAC facilities.

In 2005, we recorded a $4.1 million restructuring charge consisting of $3.1 million in costs associated with the shutdown of certain of our plastic manufacturing facilities and $1.0 million in severance and benefits costs associated with the facility closures and the elimination of redundant positions as a result of the NAMPAC Acquisition. A portion of the $3.1 million restructuring charge related to shutdown costs includes the net present value of future lease payments, net of expected sublease proceeds and other obligations associated with facilities that were closed in the third quarter of 2005.

In addition to the restructuring charge, we recorded approximately $3.9 million of additional depreciation in 2005 associated with the shortened useful lives of equipment subsequently taken out of service in association with the closure of the plastic manufacturing facilities.

During 2006, we incurred and expensed approximately $1.0 million in facility closure costs and approximately $0.3 million in severance costs related to these facilities. Included in the $1.0 million in facility closure costs is an adjustment of approximately $0.8 million related to a change in our sublease assumptions on the remaining facility. We expect to incur future restructuring charges of approximately $0.4 million related to facility shutdown and holding costs, which include the accretion of net lease liabilities recorded at present value and to severance related costs.

In the fourth quarter of 2006, we closed a warehouse facility in Canada, which resulted in the termination of 3 employees. We recorded approximately $0.1 million in facility closure costs and approximately $0.1 million in severance and benefits costs. We do not anticipate any future charges related to this closure.

Impairment Charge

As a result of the plastic packaging manufacturing restructuring plan, as discussed above, we took an initial $0.8 million impairment charge in the third quarter of 2005 to write certain assets down to their estimated fair value and reclassified them as assets held for sale in other current assets. We took an additional charge of $0.2 million in the fourth quarter of 2005 to further write the assets down to their estimated fair value.

At the end of 2005, the estimated fair value less cost to sell of equipment held for sale associated with the closed facilities was approximately $0.6 million, and is included in other current assets. The assets were sold in 2006 for $0.6 million.

Reorganization Liability

In conjunction with the Vulcan Acquisition, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we closed the Vulcan manufacturing facilities and terminated approximately 100 employees. As part of the purchase price allocation, we recorded a reorganization liability pursuant to EITF 95-3 of approximately $3.4 million, which consists of severance payments and facility closure costs. The liability is included in other current liabilities and relates to the Metal Packaging segment.

15.	CONTINGENCIES

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

We incurred capital expenditures of approximately $1.8 million in 2007 to comply with federal Maximum Achievable Control Technology (“MACT”) regulations related to air emission control requirements for Hazardous Air Pollutants (“HAP”) and volatile organic compounds. In addition, we expect to incur approximately $0.4 million in capital expenditures in 2008 to comply with certain environmental laws at a facility related to the ICL Acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at September 30, 2007 and October 1, 2006; however, our future expenditures related to these matters may exceed the amounts accrued.

Self Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our liability related to workers’ compensation using actuarial data based on filed claims, and we determine our liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.6 million and $7.0 million at September 30, 2007 and October 1, 2006, respectively.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.4 and $0.3 million at September 30, 2007 and October 1, 2006, respectively, related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

Our Armstrong Containers, Inc. subsidiary (“Armstrong”) has been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint based on the grounds that Armstrong is an alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). MacGregor allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971.

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

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. At September 30, 2007 and October 1, 2006, we had accrued approximately $0.2 million and $0.5 million, respectively, in legal fees and expenses related to these matters.

The lawsuits have been tendered to Armstrong’s insurers for which Armstrong had policies in place during the potentially relevant time period (and of which it is aware), which currently is 1972 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date.

        Notwithstanding this general approach, one of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in state court in Wisconsin on May 21, 2007 (“Wisconsin Declaratory Judgment Action”). In the Wisconsin Declaratory Judgment Action, Liberty seeks a declaration that Liberty is not required to defend or indemnify BWAY or Armstrong, under three insurance policies that Liberty issued to BWAY, in connection with three personal injury lead paint lawsuits. The policy period for the Liberty Mutual policies at issue began on October 1, 2004 and ended on October 1, 2007, and those policies may represent our only potentially available coverage for that period. At this time, Liberty continues to participate in the defense of the other personal injury cases. Our insurance policy for the 2006-2007 policy year, also issued by Liberty, contains a lead exclusion that may exclude coverage for claims arising from the sale of lead pigment and/or lead-based paint.

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

Armstrong and BWAY have removed the Wisconsin Declaratory Judgment Action to federal court. Liberty has filed a motion to remand, seeking to have this case returned to state court. Liberty’s motion to remand and our motion to dismiss have been fully briefed and currently are pending before the court. Along with Armstrong, we requested oral argument on the motions, but have not heard back from the court as to whether it will grant oral argument.

In addition, Armstrong filed a declaratory judgment action against Liberty and certain individuals on or about June 6, 2007 in the Superior Court for Gwinnett County, State of Georgia (“Georgia Declaratory Judgment Action”). Armstrong is seeking to have many of the same coverage issues resolved by a Georgia court. Armstrong served written discovery upon Liberty along with its complaint. Liberty answered the complaint and later moved to stay discovery in the Georgia action, arguing that any discovery should be undertaken in the “first-filed” Wisconsin declaratory judgment action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

No discovery has been served upon Armstrong or us in either the Wisconsin Declaratory Judgment Action or the Georgia Declaratory Judgment Action. In early September 2007, we, along with Armstrong, reached an agreement with Liberty to stay both of the declaratory judgment actions while they attempted to reach an agreement with respect to the coverage issues. The stays in both the Wisconsin and Georgia actions recently were extended through January 14, 2008.

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

Letters of Credit

At September 30, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.8 million primarily in favor of our workers’ compensation insurers and purchasing card vendor.

Collective Bargaining Agreements

At September 30, 2007, approximately 24% of our hourly workforce was covered by nine separate collective bargaining agreements. Of our nine collective bargaining agreements, our agreements with four, representing approximately 28% of our unionized employees, will become amendable in 2008.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

Other

At October 1, 2006, we had accrued approximately $1.2 million related to a voluntary product recall by one of our customers due to potential leaks in certain of the containers that we likely manufactured. The matter was settled for $0.7 million in the third quarter of 2007.

16.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments —Metal Packaging and Plastic Packaging. We operate these reportable segments as separate divisions and differentiate the segments based on the nature of the products and services they offer. The primary raw material and manufacturing process are unique for each segment. The following describes each of our business segments and our Corporate services area.

Metal Packaging. Metal Packaging includes the metal packaging products and material center services that we have historically offered. Primary products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate division of the Company with management and production facilities and processes distinct from our Plastic Packaging Division. Metal Packaging includes steel pails manufactured by ICL.

Plastic Packaging. Plastic Packaging includes the plastic packaging products manufactured and distributed by NAMPAC and ICL. Primary products in this segment include open- and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic Packaging is a separate division of the Company with management and production facilities and processes distinct from our Metal Packaging Division.

Corporate. Corporate includes accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the divisions.

In 2007, we changed our method of valuing inventory for substantially all of our inventories from the LIFO method to the FIFO method. Prior year amounts in the following financial information have been retrospectively adjusted to reflect this change (see Note 3).

Segment asset disclosures include inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of our segments are the same as those described in Note 1. There were no intersegment sales in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which we calculate as segment gross profit (excluding depreciation and amortization) less selling expenses (“Segment Earnings”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

The following tables set forth certain financial information attributable to our business segments for the periods presented.

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
NET SALES
Metal packaging	$572,832	$552,968	$528,512
Plastic packaging	386,185	365,545	300,597

CONSOLIDATED NET SALES	959,017	918,513	829,109

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Metal packaging	75,280	87,394	86,815
Plastic packaging	48,170	31,913	24,701

Segment Earnings	123,450	119,307	111,516
Corporate undistributed expense	(31,739)	(21,212)	(11,561)
Public offering expense	(9,599)	—	—
Depreciation and amortization (see below)	(45,377)	(41,615)	(43,215)
Restructuring and impairment adjustment (charge)	113	(1,511)	(5,265)
Interest expense, net	(37,981)	(34,660)	(32,165)
Other (expense) income, net	(1,067)	(1,813)	670

CONSOLIDATED (LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2,200)	$18,496	$19,980

DEPRECIATION AND AMORTIZATION
Metal packaging	22,658	21,381	21,468
Plastic packaging	21,673	18,331	19,646
Segment depreciation and amortization	44,331	39,712	41,114
Corporate depreciation and amortization	1,046	1,903	2,101

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$45,377	$41,615	$43,215

September 30, 2007 and October 1, 2006 (Dollars in thousands)	2007	2006
TOTAL ASSETS
Metal packaging	$335,197	$327,307
Plastic packaging	326,626	331,778

Segment assets	661,823	659,085
Corporate assets	196,110	195,445

CONSOLIDATED TOTAL ASSETS	857,933	854,530

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
CAPITAL EXPENDITURES
Metal packaging	11,970	8,543	8,143
Plastic packaging	12,438	15,632	11,337

Segment capital expenditures	24,408	24,175	19,480
Corporate capital expenditures	1,147	866	802

CONSOLIDATED CAPITAL EXPENDITURES	25,555	25,041	20,282

The following sets forth business segment net sales by products for 2007, 2006 and 2005:

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
METAL PACKAGING
General line containers	$557,085	$535,942	$502,318
Other	15,747	17,026	26,194

TOTAL METAL PACKAGING SEGMENT NET SALES	572,832	552,968	528,512

PLASTIC PACKAGING SEGMENT NET SALES	386,185	365,545	300,597

CONSOLIDATED NET SALES	$959,017	$918,513	$829,109

Customers

We sell our containers to a large number of customers in various industry sectors. To reduce credit risk, we set credit limits and perform ongoing credit evaluations. Although our exposure to credit risk associated with nonpayment is affected by the industry conditions of our customers, our outstanding accounts receivable are substantially current and are materially within our established terms and limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005	2007	2006	2005
PERCENTAGE OF SALES TO TOP TEN CUSTOMERS
Metal packaging segment	47%	43%	48%
Plastic packaging segment	36	40	42
Total	37	35	40

PERCENTAGE OF SALES TO LARGEST CUSTOMER
Metal packaging segment	16%	13%	16%
Plastic packaging segment	17	18	22
Total	16	15	18

PERCENTAGE OF SALES BY GEOGRAPHIC LOCATION
United States	90%	98%	96%
Canada	9	*	*
Other	1	*	*

*	Less than 5%.

17.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

The Senior Notes are guaranteed on a full, unconditional joint and several basis by our U.S. based subsidiaries, each of which is wholly owned. The following is condensed, consolidating financial information for BWAY and its subsidiaries, segregating the guarantor subsidiaries and non-guarantor subsidiaries, as of September 30, 2007 and October 1, 2006, and for the years ended September 30, 2007, October 1, 2006 and October 2, 2005. Prior year amounts have been retrospectively adjusted to reflect our fourth quarter 2007 change in accounting principle for substantially all of our inventories from the LIFO method to the FIFO method (as discussed in Note 3). We have not presented separate financial statements for the guarantor subsidiaries or the non-guarantor subsidiaries because we do not believe they would provide materially useful information to investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries Supplemental Condensed Consolidating Balance Sheet Information September 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets

CURRENT ASSETS
Cash and cash equivalents	$44,292	$1,545	$7,586	$—	$53,423
Accounts receivable, net	54,024	39,388	14,250	(511)	107,151
Inventories	73,125	30,089	8,578	—	111,792
Income taxes receivable	29,664	(22,863)	(639)	—	6,162
Deferred tax assets	6,581	1,347	—	—	7,928
Other	4,856	1,198	434	(699)	5,789

TOTAL CURRENT ASSETS	212,542	50,704	30,209	(1,210)	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	80,357	55,575	5,818	—	141,750

OTHER ASSETS
Goodwill	120,259	99,008	34,351	—	253,618
Other intangible assets, net	45,230	85,114	28,870	—	159,214
Deferred financing costs, net	7,933	—	1,141	—	9,074
Other	1,693	339	—	—	2,032
Investment in subsidiaries	266,284	26,238	—	(292,522)	—

TOTAL OTHER ASSETS	441,399	210,699	64,362	(292,522)	423,938

TOTAL ASSETS	$734,298	$316,978	$100,389	$(293,732)	$857,933

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$64,278	$55,577	$14,245	$(1,210)	$132,890
Accrued salaries and wages	6,517	3,651	978	—	11,146
Accrued interest	11,655	—	419	—	12,074
Accrued rebates	8,368	1,442	279	—	10,089
Current portion of long-term debt	1,716	—	568	—	2,284
Other	14,922	1,550	797	—	17,269

TOTAL CURRENT LIABILITIES	107,456	62,220	17,286	(1,210)	185,752

LONG-TERM DEBT	367,784	—	55,530	—	423,314

OTHER LIABILITIES
Deferred tax liabilities	24,467	44,276	1,043	—	69,786
Intercompany	56,884	(57,091)	207	—	—
Other	20,451	1,289	85	—	21,825

TOTAL OTHER LIABILITIES	101,802	(11,526)	1,335	—	91,611

TOTAL LIABILITIES	577,042	50,694	74,151	(1,210)	700,677

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	132,596	233,190	19,568	(252,758)	132,596
Retained earnings	22,282	29,540	3,633	(33,173)	22,282
Accumulated other comprehensive income	2,378	3,553	3,037	(6,590)	2,378

TOTAL STOCKHOLDER’S EQUITY	157,256	266,284	26,238	(292,522)	157,256

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$734,298	$316,978	$100,389	$(293,732)	$857,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$43,617	$1,458	$5,904	$—	$50,979
Accounts receivable, net	61,279	44,520	10,187	—	115,986
Inventories	62,034	29,182	7,071	—	98,287
Income taxes receivable	18,757	(11,201)	(265)	—	7,291
Deferred tax assets	5,723	1,254	—	—	6,977
Other	3,420	1,291	131	—	4,842

TOTAL CURRENT ASSETS	194,830	66,504	23,028	—	284,362

PROPERTY, PLANT AND EQUIPMENT, NET	83,955	54,952	4,037	—	142,944

OTHER ASSETS
Goodwill	120,259	98,895	29,533	—	248,687
Other intangible assets, net	51,483	92,265	22,453	—	166,201
Deferred financing costs, net	9,774	—	1,178	—	10,952
Other	1,026	358	—	—	1,384
Investment in subsidiaries	250,379	19,557	—	(269,936)	—

TOTAL OTHER ASSETS	432,921	211,075	53,164	(269,936)	427,224

TOTAL ASSETS	$711,706	$332,531	$80,229	$(269,936)	$854,530

Liabilities and Stockholder’s Equity

CURRENT LIABILITIES
Accounts payable	$56,027	$54,805	$8,107	$—	$118,939
Accrued salaries and wages	10,233	3,096	527	—	13,856
Accrued interest	9,748	—	89	—	9,837
Accrued rebates	9,453	1,537	101	—	11,091
Current portion of long-term debt	20,000	—	506	—	20,506
Other	16,616	1,264	480	—	18,360

TOTAL CURRENT LIABILITIES	122,077	60,702	9,810	—	192,589

LONG-TERM DEBT	369,500	—	49,995	—	419,495

OTHER LIABILITIES
Deferred tax liabilities	33,958	47,794	—	—	81,752
Intercompany	29,593	(29,658)	65	—	—
Other	18,770	4,116	—	—	22,886

TOTAL OTHER LIABILITIES	82,321	22,252	65	—	104,638

TOTAL LIABILITIES	573,898	82,954	59,870	—	716,722

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	112,882	233,190	19,634	(252,824)	112,882
Retained earnings	25,423	17,134	474	(17,608)	25,423
Accumulated other comprehensive loss	(497)	(748)	251	497	(497)

TOTAL STOCKHOLDER’S EQUITY	137,808	249,577	20,359	(269,936)	137,808

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$711,706	$332,531	$80,229	$(269,936)	$854,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended September 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$544,086	$337,913	$77,018	$—	$959,017

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	475,196	291,555	64,064	(714)	830,102
Depreciation and amortization	22,015	20,412	2,950	—	45,377
Selling and administrative expense	32,207	3,327	1,670	—	37,204
Public offering expense	9,599	—	—	—	9,599
Restructuring adjustment	(113)	—	—	—	(113)
Interest expense (income), net	34,620	(4)	3,366	—	37,981
Other expense (income), net	739	(543)	157	714	1,067

TOTAL COSTS AND EXPENSES	574,263	314,747	72,207	—	961,217

(LOSS) INCOME BEFORE INCOME TAXES	(30,177)	23,166	4,811	—	(2,200)

(Benefit from) provision for income taxes	(9,211)	8,500	1,652	—	941
Equity in income of subsidiaries	17,825	3,159	—	(20,984)	—

NET (LOSS) INCOME	$(3,141)	$17,825	$3,159	$(20,984)	$(3,141)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$548,823	$354,928	$14,762	$—	$918,513

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	460,894	318,117	12,341	(711)	790,641
Depreciation and amortization	22,522	18,493	600	—	41,615
Selling and administrative expense	25,708	3,698	371	—	29,777
Restructuring charge	1,511	—	—	—	1,511
Interest expense, net	34,082	(122)	700	—	34,660
Other expense (income), net	1,534	(446)	14	711	1,813

TOTAL COSTS AND EXPENSES	546,251	339,740	14,026	—	900,017

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,572	15,188	736	—	18,496

Provision for income taxes	2,896	6,079	262	—	9,237
Equity in income of subsidiaries	9,583	474	—	(10,057)	—

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	9,259	9,583	474	(10,057)	9,259

Cumulative effect of change in accounting principle, net of tax benefit	(398)	—	—	—	(398)

NET INCOME	$8,861	$9,583	$474	$(10,057)	$8,861

F-39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

For the year ended October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$538,474	$290,635	$—	$829,109

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	446,305	260,945	(711)	706,539
Depreciation and amortization	28,134	15,081	—	43,215
Selling and administrative expense	17,995	4,125	—	22,120
Restructuring and impairment charge	5,265	—	—	5,265
Interest expense, net	32,172	(7)	—	32,165
Other income, net	(127)	(759)	711	(175)

TOTAL COSTS AND EXPENSES	529,744	279,385	—	809,129

INCOME BEFORE INCOME TAXES AND EQUITY EARNINGS	8,730	11,250	—	19,980

Provision for income taxes	3,226	4,013	—	7,239
Equity in income of subsidiaries	7,237	—	(7,237)	—

NET INCOME	$12,741	$7,237	$(7,237)	$12,741

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended September 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$25,604	$11,635	$9,700	$—	$46,939

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,462)	(11,547)	(1,546)	—	(25,555)
Business acquisitions	—	—	(5,900)	—	(5,900)
Other	74	—	—	—	74

NET CASH USED IN INVESTING ACTIVITIES	(12,388)	(11,547)	(7,446)	—	(31,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(20,000)	—	(572)	—	(20,572)
Other	7,458	—	—	—	7,458

NET CASH USED IN FINANCING ACTIVITIES	(12,542)	—	(572)	—	(13,114)

NET INCREASE IN CASH AND CASH EQUIVALENTS	674	88	1,682		2,444

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,291	$1,546	$7,586	$—	$53,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended October 1, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,540	$15,362	$6,031	$—	$60,933

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,409)	(15,632)	—	—	(25,041)
Business acquisitions	(18,427)	—	(50,000)	—	(68,427)
Other	1,337	—	—	—	1,337

NET CASH USED IN INVESTING ACTIVITIES	(26,499)	(15,632)	(50,000)	—	(92,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	190,000	—	50,000	—	240,000
Repayments of term loan	(195,800)	—	(127)	—	(195,927)
Dividend paid to BWAY Holding	(10,000)	—	—	—	(10,000)
Other	(3,785)	—	—	—	(3,785)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(19,585)	—	49,873	—	30,288

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,544)	(270)	5,904		(910)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,161	1,728	—	—	51,889

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,617	$1,458	$5,904	$—	$50,979

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

For the year ended October 2, 2005

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$55,784	$8,540	$64,324

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,945)	(11,337)	(20,282)
Other	1,035	—	1,035

NET CASH USED IN INVESTING ACTIVITIES	(7,910)	(11,337)	(19,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(19,700)	—	(19,700)
Other	(813)	—	(813)

NET CASH USED IN FINANCING ACTIVITIES	(20,513)	—	(20,513)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,361	(2,797)	24,564

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,800	4,525	27,325

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,161	$1,728	$51,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
FISCAL YEAR 2007
Net sales	$202,376	$234,271	$269,532	$252,838	$959,017

Gross profit (excluding depreciation and amortization) (a)	24,026	37,022	36,853	31,014	128,915

Net (loss) income (a)	(607)	5,440	(6,583)	(1,391)	(3,141)

INCOME (LOSS) PER SHARE—BWAY HOLDING (a)
Basic	$(0.03)	$0.27	$(0.32)	$(0.06)	$(0.15)

Diluted	(0.03)	0.22	(0.32)	(0.06)	(0.15)

FISCAL YEAR 2006
Net sales	$201,373	$225,419	$242,675	$249,046	$918,513

Gross profit (excluding depreciation and amortization) (a)	24,366	29,102	36,025	38,379	127,872

Income (loss) before cumulative effect of change in accounting principle, net of tax (a)	872	3,214	8,173	(3,000)	9,259

Net income (loss) (a)	872	3,214	8,173	(3,398)	8,861

INCOME (LOSS) PER SHARE—BWAY HOLDING (b)
Basic
Income (loss) per share before cumulative effect of change in accounting principle, net of tax	$0.04	$0.16	$0.40	$(0.15)	$0.45
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.02)	(0.02)

Income (loss) per share	0.04	0.16	0.40	(0.17)	0.43

Diluted
Income (loss) per share before cumulative effect of change in accounting principle, net of tax	$0.03	$0.13	$0.32	$(0.15)	$0.37
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.02)	(0.02)

Income (loss) per share	0.03	0.13	0.32	(0.17)	0.35

(a)	Amounts have been retrospectively adjusted for the change in 2007 in our method of inventory valuation for substantially all of our inventories from the LIFO method to the FIFO method. See Note 3 and the table below.
(b)	Earnings (loss) per share calculations for each quarter are based on the weighted-average number of shares outstanding for the applicable period. As a result, the sum of the quarterly amounts may not equal the annual earnings per share amount.

The unaudited quarterly results of operations include the following items, which may affect the comparability of the results:

•

The ICL Acquisition was completed on July 17, 2006 and the Vulcan Acquisition was completed on January 30, 2007. The related results of operations are included from the date of acquisition. See Note 2.

•

BWAY Holding completed an initial public offering of its common stock on June 13, 2007. In association with the offering, we expensed approximately $0.3 million and $29.4 million in the second and third quarters of 2007, respectively. The expense includes a $9.6 million non-cash stock-based compensation charge related to the accelerated vesting of certain stock options concurrently with and contingent upon the public offering, $9.6 million in public offering expenses and $10.5 million related to a bonus paid to certain members of management, which includes approximately $0.5 million related to taxes and benefits. See Note 1.

•

We recorded approximately $0.3 million and $1.8 million in stock-based compensation expense in the third and fourth quarters of 2007, respectively, related to the modification of vesting criteria for certain stock options concurrently with and contingent upon the public offering. See Note 8.

•	The provision for income taxes in the fourth quarter of 2007 includes approximately $0.8 million related to adjustments to our estimated effective state tax rate. See Note 10.

•

We recorded an adjustment of approximately $0.8 million in the fourth quarter of 2006 related to a change in our estimated sublease assumptions on a closed manufacturing facility, which resulted in additional restructuring expense. See Note 14.

•

We expensed approximately $0.8 million in debt issuance costs in the fourth quarter of 2006 that could not be capitalized related to the refinancing of the credit facility. The expense was recorded to other expense, net. See Note 7.

•

We recorded approximately $8.8 million in the fourth quarter of 2006 in stock-based compensation related to the cash settlement of certain Exchange Options exercised. The expense was recorded in Selling and Administrative Expense. See Notes 8 and 9.

•	In the fourth quarter of 2006, we adopted FIN 47, which resulted in a charge of $0.4 million, net of related tax effect. See Note 1.

•

The provision for income taxes in the fourth quarter of 2006 includes approximately $0.9 million related to a Puerto Rican tax assessment and approximately $1.0 million related to adjustments to our estimated effective state tax rate. See Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

The following table summarizes the effect on the consolidated financial statements of the fourth quarter of 2007 change in accounting principle for substantially all of our inventories from the LIFO method to the FIFO method (see Note 3):

	2007		2006
Fiscal years ended September 30, 2007 and October 1, 2006 (Dollars in thousands, except per share amounts)	As Originally Reported	As Adjusted for Accounting Change	As Originally Reported	As Adjusted for Accounting Change
FIRST QUARTER
Gross profit (excluding depreciation and amortization)	$28,213	$24,026	$16,039	$24,366
Net income (loss)	1,738	(607)	(4,606)	872
Income (loss) per share—BWAY Holding
Basic	$0.08	$(0.03)	$(0.22)	$0.04
Diluted	0.07	(0.03)	(0.22)	0.03

SECOND QUARTER
Gross profit (excluding depreciation and amortization)	$37,746	$37,022	$31,751	$29,102
Net income	6,076	5,440	4,917	3,214
Income per share—BWAY Holding
Basic	$0.30	$0.27	$0.24	$0.16
Diluted	0.24	0.22	0.20	0.13

THIRD QUARTER
Gross profit (excluding depreciation and amortization)	$32,837	$36,853	$37,786	$36,025
Net (loss) income	(9,637)	(6,583)	9,310	8,173
(Loss) income per share—BWAY Holding
Basic	$(0.46)	$(0.32)	$0.45	$0.40
Diluted	(0.46)	(0.32)	0.37	0.32

FOURTH QUARTER (2006 ONLY)
Gross profit (excluding depreciation and amortization)			$36,536	$38,379
Loss before cumulative effect of change in accounting principle, net of tax			(3,826)	(3,000)
Net loss			(4,224)	(3,398)
Loss per share—BWAY Holding
Loss before cumulative effect of change in accounting principle, net of tax			$(0.19)	$(0.15)
Cumulative effect of change in accounting principle, net of tax			(0.02)	(0.02)
Basic and diluted loss per share			$(0.21)	$(0.17)

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule I	Condensed Financial Information of BWAY Holding Company	S-2

Schedule II	Valuation and Qualifying Accounts	S-8

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BWAY HOLDING COMPANY

CONDENSED BALANCE SHEET INFORMATION

September 30, 2007 and October 1, 2006 (Dollars in thousands, except share data)	2007	2006
Assets
Investment in Subsidiary (a)	$157,256	$137,808

TOTAL ASSETS	$157,256	$137,808

Liabilities and Stockholders’ Equity STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized at September 30, 2007; no shares issued	$—	$—
Common stock, $.01 par value, 200,000,000 and 23,995,088 shares authorized; 21,660,737 and 20,524,708 shares issued and outstanding	217	205
Additional paid-in capital	125,853	106,151
Retained earnings (a)	28,808	31,949
Accumulated other comprehensive income (loss)	2,378	(497)

TOTAL STOCKHOLDERS’ EQUITY	157,256	137,808

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,256	$137,808

(a)	2006 has been retrospectively adjusted for the change in the inventory valuation method from the last-in, first-out method to the first-in, first-out method by BWAY Holding’s wholly-owned subsidiary in 2007.

BWAY HOLDING COMPANY

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands, expect per share data)	2007	2006	2005
Equity in (loss) earnings of subsidiary, net of tax (a)	$(3,141)	$8,861	$12,741
NET (LOSS) INCOME	$(3,141)	$8,861	$12,741

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	20,851	20,592	20,603
Diluted	20,851	25,348	24,937

NET (LOSS) INCOME PER SHARE (a)
Basic	$(0.15)	$0.43	$0.62
Diluted	$(0.15)	$0.35	$0.51

(a)	2006 and 2005 have been retrospectively adjusted for the change in the inventory valuation method from the last-in, first-out method to the first-in, first-out method by BWAY Holding’s wholly-owned subsidiary in 2007.

BWAY HOLDING COMPANY

CONDENSED STATEMENT OF CASH FLOWS INFORMATION

Fiscal years ended September 30, 2007, October 1, 2006 and October 2, 2005 (Dollars in thousands)	2007	2006	2005
CASH PROVIDED BY OPERATING ACTIVITIES	$—	$10,000	$—

CASH FLOW FROM INVESTING ACTIVITIES	—	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock	—	(1,200)	—
Cash settlement of stock options	—	(8,800)	—
CASH USED IN FINANCING ACTIVITIES	—	(10,000)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

BWAY HOLDING COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION

1. Basis of Presentation

These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. BWAY Holding Company (“BWAY Holding”) is a holding company, which conducts its operations through its wholly-owned subsidiary, BWAY Corporation and its subsidiaries (“BWAY”). BWAY Holding was formerly known as BCO Holding Company.

2. Initial Public Offering

In March 2007, we filed with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 under the Securities Act related to our common stock. The SEC declared the registration statement effective on June 12, 2007 and on June 13, 2007, our common stock began trading on the New York Stock Exchange under the ticker symbol “BWY”. In this initial public offering of common stock, certain selling stockholders, our executive chairman and another member of the board, offered 10,039,216 shares at an issue price of $15.00 per share to the public, which represented a portion of their BWAY Holding common stock. We did not receive any proceeds from the offering nor did we issue any new shares.

BWAY paid approximately $2.6 million in offering costs related to the transaction, a $2.0 million fee to Deutsche Bank for advisory services in connection with the offering, a $5.0 million fee in consideration of terminating an annual financial advisory fee and a $10.5 million bonus to certain members of management, which included approximately $0.5 million related to taxes and benefits. The selling stockholders paid the underwriting discounts and commissions.

3. Debt

On July 17, 2006, BWAY Holding, BWAY and its wholly-owned subsidiary, ICL Industrial Containers ULC (“ICL”), entered into a credit facility with various lenders, Deutsche Bank Trust Company Americas, as administrative agent, LaSalle Bank, N.A., as documentation agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as joint arrangers. The credit facility consists of a $190.0 million B Term Loan (the “U.S. Term Loan”) and a $50.0 million revolving credit facility (the “U.S. Revolver”) and a CDN$56.41 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a $5.0 million equivalent revolving credit facility (the “Canadian Revolver”) (collectively, the “Credit Facility”).

BWAY Corporation is the borrower of the U.S. Term Loan and only BWAY Corporation can borrow on the U.S. Revolver. ICL is the borrower of the Canadian Term Loan and only ICL can borrow on the Canadian Revolver.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event BWAY Corporation cannot refinance its $200.0 million in principal senior subordinated notes prior to April 15, 2010, the U.S. Term Loan and the U.S. and Canadian Revolvers mature April 15, 2010 and the Canadian Term Loan matures July 18, 2011.

The U.S. Term Loan is denominated in U.S. dollars and accrues interest at a variable base plus a fixed margin. As of September 30, 2007, the effective interest rate on outstanding U.S. Term Loan borrowings was approximately 7.2%. Once repaid, the U.S. Term Loan may not be reborrowed. As the borrower, BWAY Corporation has recorded the U.S. Term Loan in its financial statements.

The U.S. Revolver is denominated in U.S. dollars and accrues interest at a variable base plus a variable margin based on a Consolidated Total Leverage Ratio, as defined in the credit agreement.

The Canadian Term Loan is denominated in Canadian dollars and accrues interest at a variable base plus a fixed margin. As of September 30, 2007, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 7.0%. Once repaid, the Canadian Term Loan may not be reborrowed. As the borrower, ICL has recorded the Canadian Term Loan on its balance sheet.

The Canadian Revolver is denominated in either U.S. or Canadian dollars, at the option of the borrower, and accrues interest at a variable base plus a variable margin based on a Consolidated Total Leverage Ratio, as defined in the credit agreement.

BWAY Holding and each of its U.S. subsidiaries have guaranteed the U.S. Term Loan and U.S. Revolver, each of which is secured by substantially all of our assets and the U.S. assets of our subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of BWAY and its U.S. subsidiaries, which are wholly-owned by BWAY, and subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

As of September 30, 2007, BWAY had $6.6 million and $0.2 million in standby letter of credit commitments that reduced its available borrowings to $43.4 million and $4.8 million under the U.S. Revolver and Canadian Revolver, respectively. As of September 30, 2007 and October 1, 2006, there were no U.S. Revolver or Canadian Revolver borrowings outstanding.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. As of September 30, 2007, we were in compliance will all applicable covenants contained in the credit agreement.

BWAY, on a consolidated basis, had borrowings outstanding under the Credit Facility at September 30, 2007 and October 1, 2006 of $225.6 million and $240.0 million, respectively. All of the outstanding Credit Facility borrowings at September 30, 2007 and October 1, 2006 were the direct obligations of BWAY or ICL.

4. Equity

Dividend

In the fourth quarter of fiscal 2006, BWAY declared a dividend of $10.0 million payable to BWAY Holding. The dividend was used to purchase 85,088 shares of our common stock and to cash settle the exercise of approximately 722,547 stock options. Each of the stock and options were beneficially owned by our former chairman and chief executive officer. The settled options were fully vested, and the settlement price per option was based on the difference between the fair value per share of our common stock at the settlement date and the weighted-average option price. BWAY recorded $8.8 million in stock-based compensation expense related to the exercise of these options.

Deferred Shares

In connection with the acquisition of North America Packaging Corporation (“NAMPAC”) in July 2004, we issued 45,382 deferred shares of our common stock to an officer of NAMPAC to satisfy amounts owed to him under a NAMPAC long-term performance plan that was terminated as part of the acquisition. The shares were valued at $0.4 million at the time of issuance. Concurrent with our initial public offering in June 2007, the deferred shares were exchanged for an equal number of issued shares of our common stock.

Stock Split

On May 23, 2007, the Board declared a stock split of our common stock by means of a stock dividend in the amount of 0.87081603410564 shares of common stock for each share of common stock issued and held by stockholders of record as of the close of business on May 23, 2007 payable on May 25, 2007. The Board also adjusted each outstanding option to purchase one share of common stock under our stock-based compensation plans as of the close of business on May 23, 2007 to be an option to purchase 1.87081603410564 shares of common stock at an exercise price equal to 53.452610078685% of the original exercise price for that option. All share and per share amounts (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

Shares Authorized

On May 25, 2007, we filed an amendment to our certificate of incorporation to increase our authorized share capital to 200,000,000 shares of common stock, par value $0.01 per share, and to authorize 20,000,000 shares of preferred stock, par value $0.01 per share. There was no preferred stock outstanding at September 30, 2007.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

BWAY HOLDING COMPANY AND SUBSIDIARIES

BWAY CORPORATION AND SUBSIDIARIES

Description	Balance, Beginning of the Period	Additions Charged to Costs and Expenses	Acquired Balances (Purchase Accounting)		Deductions(1)	Balance, End of the Period
	(Dollars in Thousands)
Allowance for Doubtful Accounts:
Year ended September 30, 2007	$1,702	$386	$—		$347	$1,741
Year ended October 1, 2006	1,613	95	102	(2)	108	1,702
Year ended October 2, 2005	$1,654	$189	$—		$230	$1,613

(1)	Deductions represent the net write-offs of uncollectible items.
(2)	Represents the opening balance established as part of purchase accounting associated with the ICL Acquisition.