Form 10-K/A
period 2007-09-30
BWAY Holding CO; BWAY CORP
filed 2008-01-28
CIK 1392179, 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Registrant
BWAY Holding Company	☐
BWAY Corporation	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

BWAY Holding Company and BWAY Corporation are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 originally filed with the Securities and Exchange Commission on December 21, 2007 (the “Original 10-K”), to include the information required to be disclosed in Part III of Form 10-K, which we previously indicated would be incorporated by reference to BWAY Holding Company’s definitive proxy statement. The information set forth in this Amendment No. 1 replaces the information set forth in Part III of the Original 10-K in its entirety.

In addition, this Amendment No. 1 corrects certain clerical errors in Part II of the Original 10-K. “Adjusted EBITDA” presented for fiscal 2007 and fiscal 2005 under “Other Financial Data” in the Selected Financial Data under Item 6 did not conform to the reconciliation presented in footnote 20 to the table. “Adjusted EBITDA” for fiscal 2007 in footnote 20 to the table contained a typographical error in the total. Other amounts shown under “Other Financial Data” for fiscal 2007 and fiscal 2005, which were based on “Adjusted EBITDA,” have been recalculated and revised to reflect the corrected “Adjusted EBITDA” as referenced above.

The information in this Amendment No. 1 speaks as of the filing date of the Original 10-K and has not been updated from the Original 10-K except as required to reflect the changes referenced above. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any developments subsequent to the filing of the Original 10-K.

BWAY HOLDING COMPANY

BWAY CORPORATION

BWAY HOLDING COMPANY

BWAY CORPORATION

Annual Report on Form 10-K/A

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

	Successor(1)					Predecessor(1)
	Fiscal Period Ended (2)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Net sales	$959,017	$918,513	$829,109	$611,588	$364,384	$186,726
Cost of products sold (excluding depreciation and amortization) (3)(4)	830,102	790,641	706,539	525,099	310,952	166,468

Gross profit (excluding depreciation and amortization)	128,915	127,872	122,570	86,489	53,432	20,258

Depreciation and amortization (5)	45,377	41,615	43,215	31,724	16,835	6,091
Selling and administrative expense (6)(7)	37,204	29,777	22,120	14,040	8,675	14,875
Merger related transaction costs (8)	—	—	—	—	—	2,488
Public offering expenses (9)	9,599	—	—	—	—	—
Restructuring and impairment (adjustment) charge (10)(11)(12)(13)(14)	(113)	1,511	5,265	352	260	(460)
Other expense (income), net (15)(16)	1,067	1,813	(175)	178	905	17

Income (loss) income from operations	35,781	53,156	52,145	40,195	26,757	(2,753)
Interest expense, net (17)(18)(19)	37,981	34,660	32,165	26,889	16,935	11,190

(Loss) income before income taxes and cumulative effect of change in accounting principle	(2,200)	18,496	19,980	13,306	9,822	(13,943)
Provision for (benefit from) income taxes	941	9,237	7,239	5,161	3,653	(4,824)

(Loss) income before cumulative effect of change in accounting principle	(3,141)	9,259	12,741	8,145	6,169	(9,119)

Cumulative effect of change in accounting principle, net of tax	—	(398)	—	—	—	—

Net (loss) income	$(3,141)	$8,861	$12,741	$8,145	$6,169	$(9,119)

	Successor(1)					Predecessor(1)
	Fiscal Period Ended (2)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Amounts in thousands, except per share data)
(LOSS) INCOME PER SHARE—BWAY HOLDING
Weighted-average shares outstanding
Basic	20,851	20,592	20,603	18,006	17,199	18,429
Diluted	20,851	25,348	24,937	21,333	19,984	18,429
Net (loss) income per share
Basic	$(0.15)	$0.43	$0.62	$0.45	$0.36	$(0.49)
Diluted	(0.15)	0.35	0.51	0.38	0.31	(0.49)

OTHER FINANCIAL DATA
Adjusted EBITDA (20)	$114,541	$108,725	$102,302	$73,906	$48,211	$18,483
Adjusted EBITDA margin % (21)	11.9%	11.8%	12.3%	12.1%	13.2%	9.9%
Capital expenditures	25,555	25,041	20,282	19,066	8,879	4,607
Cash paid for interest	33,649	33,200	29,866	22,595	18,611	5,374
Total debt/Adjusted EBITDA(20)	3.7x	4.1x	3.9x	5.6x	4.5x	—
Adjusted EBITDA(20)/Cash paid for interest	3.4x	3.3x	3.4x	3.3x	2.6x	3.4x

	Successor(1)
	As of the Fiscal Year Ended (2)
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
BALANCE SHEET DATA
Working capital	$106,493	$91,773	$55,336	$46,509	$7,613
Total assets (22)	857,933	854,530	774,907	737,152	435,561
Total debt and capital lease obligations (23)(24)	425,835	440,444	395,975	415,810	217,465
Stockholders’ equity	$157,256	$137,808	$130,297	$117,254	$71,617

Notes to Selected Financial Data Table:

(1)	“Predecessor” refers to BWAY Corporation and its subsidiaries prior to the acquisition of BWAY by BWAY Holding. BWAY Holding was formed in September 2002 to facilitate the acquisition of BWAY’s common stock pursuant to a merger agreement dated September 30, 2002. The merger was completed on February 7, 2003 and BWAY became a wholly-owned subsidiary of BWAY Holding (the “Transaction”). Periods subsequent to February 6, 2003 are referred to as “Successor” periods.

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

(2)	Our fiscal year ends on the Sunday closest to September 30. Fiscal years 2007, 2006, 2005, 2004 and 2003 ended September 30, 2007, October 1, 2006, October 2, 2005, October 3, 2004 and September 28, 2003, respectively. Fiscal year 2003 consists of Successor 2003 (for the period from February 7, 2003 to September 28, 2003) and Predecessor 2003 (for the period from September 30, 2002 to February 6, 2003). The fiscal years 2007, 2006, 2005 and 2003 consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks. Our financial statements for the periods presented include the results of operations from and including January 30, 2007 related to the Vulcan acquisition, from and including July 17, 2006 related to the ICL acquisition, from and including July 7, 2004 related to the NAMPAC acquisition and from and including August 25, 2003 related to the assets we acquired and liabilities assumed from SST Industries. Some of our subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30 and have been consolidated as of September 30, 2007, September 30, 2006, September 30, 2005 and September 30, 2004. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

Notes to Selected Financial Data Table:

(3)	The following table summarizes stock-based compensation expense recorded by line item for the periods indicated.

	Successor(a)					Predecessor(a)
	Fiscal Period Ended (b)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Dollars in Thousands)
Stock-Based Compensation Expense
Cost of products sold (excluding depreciation and amortization) (c)	$2,471	$274	$344	$206	$214	$2,900
Selling and administrative expense (d)(e)	9,855	9,881	1,508	904	940	9,692

Total stock-based compensation expense (f)(g)(h)(i)	$12,326	$10,155	$1,852	$1,110	$1,154	$12,592

(a)	See Note 1 above.
(b)	See Note 2 above.
(c)	Stock-based compensation expense in 2007 includes approximately $1.8 million in non-cash compensation expense associated with the accelerated vesting of certain stock options at the completion of BWAY Holding’s initial public offering in June 2007 and approximately $0.6 million associated with the modification of vesting criteria for certain stock options as a result of the initial public offering.
(d)	Stock-based compensation expense in 2007 includes approximately $7.8 million in non-cash compensation expense associated with the accelerated vesting of certain stock options at the completion of BWAY Holding’s initial public offering in June 2007 and approximately $1.5 million associated with the modification of vesting criteria for certain stock options as a result of the initial public offering.
(e)	Stock-based compensation expense in 2006 includes $8.8 million related to the cash settlement of certain stock options exercised by one of our officers.
(f)	Stock-based compensation expense for 2007 relates partially to stock options issued subsequent to the Transaction, including additional stock-based compensation expense as discussed in (c) and (d) above, and to stock options issued subsequent to the initial public offering.
(g)	Stock-based compensation expense for 2006 relates partially to stock options issued subsequent to the Transaction and to the cash settlement of certain Exchange Options as discussed in (d) above.
(h)	Stock-based compensation expense in Successor 2005, 2004 and 2003 relates to stock options issued subsequent to the Transaction.
(i)	Stock-based compensation expense in Predecessor 2003 relates to Predecessor stock option payouts associated with the Transaction.

(4)	Cost of products sold for 2007 includes approximately $2.5 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(5)	Depreciation for Successor 2005, 2004 and 2003 includes $3.9 million, $5.8 million and $1.8 million, respectively, of additional depreciation related to shortened useful lives of certain long-lived assets, primarily equipment.

(6)	See Note 3 above.

(7)	Selling and administrative expense for 2007 includes approximately $8.0 million related to a management bonus, including employer taxes and related employee benefits, paid upon the successful completion of the initial public offering.

(8)	Amounts relate to certain professional fees and other transaction costs relating to the Transaction.

(9)	Amounts relate to transaction costs relating to the initial public offering, including $2.6 million in professional fees and other costs, a $5.0 million financial advisory agreement termination fee and a $2.0 million advisory services fee.

(10)	Fiscal 2006 primarily relates to on-going severance and facility holding costs associated with the plastics manufacturing facility shutdowns discussed in Note 13 below. The facility holding costs include an additional expense of approximately $0.8 million related to changes in our sublease assumptions on the remaining facility.

(11)	Fiscal 2005 includes a $5.3 million charge for restructuring ($4.3 million) and asset impairment ($1.0 million). The restructuring charge consisted of $0.3 million related to costs associated with the shutdown of our manufacturing facility in Picayune, Mississippi, $3.1 million related to costs associated with the shutdown of certain of our plastics manufacturing facilities, $1.0 million related to severance costs associated with the closure of certain of the plastics manufacturing facilities and the elimination of redundant positions as a result of the NAMPAC Acquisition and a $(0.1) million adjustment to a previously recognized facility closure exit liability. The $1.0 million impairment charge was taken to write down certain assets associated with the closed plastics manufacturing facilities to their estimated fair value.

(12)	Fiscal 2004 includes a charge of $0.3 million related to severance and benefits, equipment disposition and other related costs associated with the closing of our Picayune, Mississippi manufacturing facility.

(13)	Successor 2003 includes a charge of $0.3 million primarily related to severance and benefits resulting from the closing of our Picayune, Mississippi manufacturing facility.

(14)	Predecessor 2003 includes a $0.5 million adjustment related to revised expectations of future lease payments for closed facilities.

(15)	Fiscal 2006 includes approximately $0.8 million in third party expenses incurred in connection with the refinancing of the term loan component of our credit facility that could not be capitalized as deferred financing costs in accordance with applicable accounting guidance.

Notes to Selected Financial Data Table:

(16)	Other expense, net, includes financial advisory fees paid to Kelso of $0.4 million in 2007, $0.5 million in each of 2006, 2005 and 2004 and $0.3 million in Successor 2003. The financial advisory agreement was terminated in conjunction with the initial public offering—See Note 9 above.

(17)	Fiscal 2004 includes approximately $1.3 million of unamortized deferred financing costs written off as a result of refinancing the credit facility in connection with the NAMPAC acquisition.

(18)	The period from February 7, 2003 to September 28, 2003 includes $1.9 million related to the write-off of a bridge loan commitment fee, which was expensed when the bridge loan commitment expired undrawn at the closing of the Transaction.

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

	Successor(a)					Predecessor(a)
	For the Periods Ended (b)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Dollars in Thousands)
RECONCILIATION OF ADJUSTED EBITDA TO NET (LOSS) INCOME
Net (loss) income	$(3,141)	$8,861	$12,741	$8,145	$6,169	$(9,119)
Cumulative effect of change in accounting principle	—	398	—	—	—	—
Interest expense, net (c)	37,981	34,660	32,165	26,889	16,935	11,190
Provision for (benefit from) income taxes	941	9,237	7,239	5,161	3,653	(4,824)
Depreciation and amortization (d)	45,377	41,615	43,215	31,724	16,835	6,091

EBITDA	$81,158	$94,771	$95,360	$71,919	$43,592	$3,338

Adjustments:
Stock-based compensation expense(e)	12,326	10,155	1,852	1,110	1,154	12,592
Restructuring and impairment (adjustment) charge (f)	(113)	1,511	5,265	352	260	(460)
Amortization of manufacturer’s profit in beginning inventory	—	475	—	347	2,300	—
Merger related transaction costs (g)	—	—	—	—	—	2,996
IPO related expenses (h)	20,103	—	—	—	—	—
Other (i)	1,067	1,813	(175)	178	905	17

ADJUSTED EBITDA	$114,541	$108,725	$102,302	$73,906	$48,211	$18,483

	Successor(a)					Predecessor(a)
	For the Periods Ended (b)
	2007	2006	2005	2004	Successor 2003	Predecessor 2003
	(Dollars in Thousands)
RECONCILIATION OF ADJUSTED EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$46,939	$60,933	$64,324	$45,098	$30,415	$(2,135)
Interest expense, net	37,981	34,660	32,165	26,889	16,935	11,190
Provision for (benefit from) income taxes	941	9,237	7,239	5,161	3,653	(4,824)
Amortization of deferred financing costs	(2,100)	(2,156)	(2,120)	(1,970)	(1,168)	(359)
Change in operating assets, liabilities and other	10,677	5,576	694	(1,619)	(3,924)	(977)
Stock-based compensation expense	—	—	—	—	—	12,592
Amortization of manufacturer’s profit in beginning inventory	—	475	—	347	2,300	—
Merger related transaction costs (g)	—	—	—	—	—	2,996
IPO related expenses (h)	20,103	—	—	—	—	—

ADJUSTED EBITDA	$114,541	$108,725	$102,302	$73,906	$48,211	$18,483

(a)	See Note 1 above.
(b)	See Note 2 above.
(c)	See Notes 17, 18 and 19 above.
(d)	See Note 5 above.
(e)	See Note 3 above.
(f)	See Notes 10, 11, 12, 13 and 14 above.
(g)	See Note 8 above.
(h)	IPO related expenses include $9.6 million in public offering expenses (see Note 9 above) and $10.5 in management bonus expense, including related employer taxes and benefits, paid concurrent with the successful completion of the initial public offering.
(i)	See Notes 15 and 16 above.

(21)	Adjusted EBITDA margin is defined as the ratio of Adjusted EBITDA to net sales. We present Adjusted EBITDA margin because it is used by management as a performance and liquidity measurement of Adjusted EBITDA generated from net sales. See Note 20 above for a discussion of Adjusted EBITDA as a non-GAAP measurement and a reconciliation of Adjusted EBITDA to a net income and net cash provided by operating activities, each a GAAP measurement.

(22)	The increase in total assets at October 3, 2004 from September 28, 2003 reflects the assets associated with the NAMPAC acquisition and the increase in total assets at October 1, 2006 from October 2, 2005 reflects the assets associated with the ICL acquisition.

(23)	Total debt includes capital lease obligations of $0.2 million at September 30, 2007, $0.4 million at October 1, 2006 , $0.7 million at October 2, 2005, $0.8 million at October 3, 2004 and $0.3 million September 28, 2003.

(24)	The increase in total debt at October 1, 2006 from October 2, 2005 reflects the debt incurred in financing the ICL acquisition and the increase in total debt at October 3, 2004 from September 28, 2003 reflects the debt incurred in financing the NAMPAC acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of Net Sales)
Net sales	$959,017	$918,513	$40,504	4.4%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	830,102	790,641	39,461	5.0	86.6	86.1

Gross profit (excluding depreciation and amortization)	128,915	127,872	1,043	0.8	13.4	13.9

Depreciation and amortization	45,377	41,615	3,762	9.0	4.7	4.5
Selling and administrative expense	37,204	29,777	7,427	24.9	3.9	3.2
Public offering expense	9,599	—	9,599	NM	1.0	—
Restructuring (adjustment) charge	(113)	1,511	(1,624)	NM	—	0.2
Interest expense, net	37,981	34,660	3,321	9.6	4.0	3.8
Other expense , net	1,067	1,813	(746)	(41.1)	0.1	0.2

(Loss) income before income taxes and cumulative effect of change in accounting principle	(2,200)	18,496	(20,696)	NM	(0.2)	2.0
Provision for income taxes	941	9,237	(8,296)	(89.8)	0.1	1.0

(Loss) income before cumulative effect of change in accounting principle	(3,141)	9,259	(12,400)	NM	(0.3)	1.0
Cumulative effect of change in accounting principle, net of tax benefit	—	(398)	(398)	(100.0)	—	—

Net (loss) income	$(3,141)	$8,861	$(12,002)	NM %	(0.3)%	1.0%

NM—Not Meaningful

Net Sales

	Fiscal Year Ended		Change		Fiscal Year Ended
	2007	2006	$	%	2007	2006
	(Dollars in Thousands)				(As a % of the Total)
Net Sales by Segment
Metal packaging	$572,832	$552,968	$19,864	3.6%	59.7%	60.2%
Plastic packaging	386,185	365,545	20,640	5.6	40.3	39.8

Consolidated net sales	$959,017	$918,513	$40,504	4.4%	100.0%	100.0%

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

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of Net Sales)
Net sales	$918,513	$829,109	$89,404	10.8%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	790,641	706,539	84,102	11.9	86.1	85.2

Gross profit (excluding depreciation and amortization)	127,872	122,570	5,302	4.3	13.9	14.8

Depreciation and amortization	41,615	43,215	(1,600)	(3.7)	4.5	5.2
Selling and administrative expense	29,777	22,120	7,657	34.6	3.2	2.7
Restructuring and impairment charge	1,511	5,265	(3,754)	(71.3)	0.2	0.6
Interest expense, net	34,660	32,165	2,495	7.8	3.8	3.9
Other expense (income), net	1,813	(175)	1,988	NM	0.2	—

Income before income taxes and cumulative effect of change in accounting principle	18,496	19,980	(1,484)	(7.4)	2.0	2.4
Provision for income taxes	9,237	7,239	1,998	27.6	1.0	0.9

Income before cumulative effect of change in accounting principle	9,259	12,741	(3,482)	(27.3)	1.0	1.5
Cumulative effect of change in accounting principle, net of tax benefit	(398)	—	(398)	NM	—	—

Net income	$8,861	$12,741	$(3,880)	(30.5)%	1.0%	1.5%

NM—Not Meaningful

Net Sales

	Fiscal Year Ended		Change		Fiscal Year Ended
	2006	2005	$	%	2006	2005
	(Dollars in Thousands)				(As a % of the Total)
Net sales by segment
Metal packaging	$552,968	$528,512	$24,456	4.6%	60.2%	63.7%
Plastic packaging	365,545	300,597	64,948	21.6	39.8	36.3

Consolidated net sales	$918,513	$829,109	$89,404	10.8%	100.0%	100.0%

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

Interest, Taxes and Other Items

Interest Expense, Net. Interest expense, net, increased $2.5 million in 2006 from 2005 primarily due to higher interest rates and to additional borrowings associated with the ICL Acquisition. Interest expense, net, in 2006 includes $0.2 million in deferred financing costs written off associated with the refinancing of the revolver component of the credit facility.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names, ages and positions of our executive officers and directors (as of September 30, 2007).

Name	Age	Position
Jean-Pierre M. Ergas(1)	68	Executive Chairman of the Board
Warren J. Hayford	78	Non-Executive Vice-Chairman of the Board
Kenneth M. Roessler(2)	44	President and Chief Executive Officer
David I. Wahrhaftig	50	Director
Thomas R. Wall, IV	49	Director
David M. Roderick	83	Director
Lawrence A. McVicker	66	Director
Earl L. Mason	60	Director
Kevin C. Kern	48	Vice President of Administration and Chief Financial Officer
Jeffrey M. O’Connell	54	Vice President, Treasurer and Secretary
Thomas K. Linton	54	Senior Vice President and President and Chief Operating Officer—NAMPAC Division

(1)	Effective January 2, 2007, Mr. Ergas resigned as Chief Executive Officer of BWAY and was named Executive Chairman of the Board of BWAY. Effective March 7, 2007, Mr. Ergas was named Executive Chairman of the Board of BWAY Holding. Effective January 1, 2008, Mr. Ergas retired from the company, becoming our Non-Executive Chairman of the Board and a consultant.
(2)	Effective January 2, 2007, Mr. Roessler assumed the position of Chief Executive Officer of BWAY. Effective March 7, 2007, Mr. Roessler assumed the position of Chief Executive Officer of BWAY Holding.

Mr. Ergas became our Non-Executive Chairman on January 1, 2008. Mr. Ergas served as the Executive Chairman of BWAY Holding from March 2007 to December 2007 and the Executive Chairman of BWAY from January 2007 to December 2007. Mr. Ergas has been a member of our board of directors since February 2003. He served as the Chairman and Chief Executive Officer of BWAY from January 2000 to January 2007. Mr. Ergas has served as one of BWAY’s directors since August 1995 and served as Vice Chairman of BWAY’s board of directors from July 1999 to December 1999. Mr. Ergas has also previously served as Executive Vice President, Europe of Alcan Aluminum Limited, President of Alcan Europe Limited, Executive Chairman of British Alcan Aluminum plc. and Chief Executive Officer of Alcan Deutschland GmbH from June 1996 to December 1999. Mr. Ergas served as senior advisor to the Chief Executive Officer of Alcan Aluminum Limited from January 1995 to June 1996 and served as a trustee of DePaul University from February 1994 to December 1994. Prior thereto, Mr. Ergas served as Senior Executive Vice President of Pechiney S.A. and as a member of the Pechiney Group executive committee from 1987 to January 1994 and also held several management positions with various subsidiaries of Pechiney S.A., serving as: Chief Executive Officer of American National Can Company from 1989 to January 1994 and Chairman of the Board from 1991 to January 1994; Chief Executive Officer of Cegedur Pechiney from 1982 to 1988 and Chairman of the Board from 1987 to 1988; Chief Executive Officer of Cebal S.A. from 1974 to 1982 and Chairman of the Board during 1982; and marketing manager for Pechiney Aluminum from 1967 to 1974. Mr. Ergas is a trustee of DePaul and AUP Universities and a director of Dover Corporation and Compagnie Plastic Omnium.

Mr. Hayford became our Non-Executive Vice-Chairman in February 2003 and Non-Executive Vice-Chairman of BWAY in December 1999. Mr. Hayford has been a member of our board of directors since February 2003. From 1989 until December 1999, Mr. Hayford served as BWAY’s Chief Executive Officer and Chairman of the Board. Mr. Hayford has held a number of senior positions within the packaging industry over the past 35 years including President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer of paper packaging products, from 1986 to 1988, and Vice Chairman of Gaylord Container, from 1988 through 1992. Prior to Gaylord Container, Mr. Hayford served as President and a director of Gencorp, Inc., President and a director of Navistar International Corporation and Executive Vice President and a director of the Continental Group, Inc.

Mr. Roessler became our Chief Executive Officer on March 7, 2007 and became the Chief Executive Officer of BWAY on January 2, 2007. He was the President and Chief Operating Officer of BWAY from March 2006 to January 2007. He has also served as President and Chief Operating Officer of our BWAY Packaging Division since July 2004. From July 2004 to February 2006, Mr. Roessler served as Senior Vice President of BWAY. From January 2003 through July 2004, Mr. Roessler served as Chief Operating Officer of BWAY and, from March 2000 until January 2003, he served as BWAY’s Executive Vice President of sales and marketing. From June 1993 to February 2000, Mr. Roessler served in various senior management positions with Southcorp Packaging USA, including Vice President of sales and marketing from 1998 to February 2000, Vice President and general manager from 1995 to 1998 and Vice President and Chief Financial Officer from June 1993 through 1995. Prior to June 1993, Mr. Roessler held senior management positions with Berwind Corporation.

Mr. Wahrhaftig became one of our directors in September 2002 and a director of BWAY in February 2003. Mr. Wahrhaftig joined Kelso in 1987 and has served as a managing director since 1998. Prior to becoming a managing director of Kelso, he was a Vice President. Mr. Wahrhaftig is also a director of DS Waters Enterprises, Inc., Insurance Auto Auctions, Inc., Renfro Corporation and U.S. Electrical Services, LLC. Mr. Wahrhaftig is also a member of the board of visitors of the Babcock Graduate School of Management at Wake Forest University Babcock School.

Mr. Wall became one of our directors in September 2002 and became a director of BWAY in February 2003. Mr. Wall joined Kelso in 1983 and has served as a managing director since 1990. Mr. Wall spent the previous three years as a lending officer in the corporate division of Chemical Bank, where his responsibilities included the analysis and evaluation of lending proposals for numerous leveraged buyouts. Mr. Wall is a director of Ellis Communications Group, LLC, Endurance Business Media, Inc., Renfro Corporation and U.S. Electrical Services, LLC. Mr. Wall is also a Trustee of Choate Rosemary Hall and the Sacred Heart School in New York City.

Mr. Roderick became one of our directors in July 2004 and became a director of BWAY in May 2003. Mr. Roderick has served as Chairman of the Board of Earle M. Jorgensen Company since January 1998. He was Chairman and Chief Executive Officer of USX Corporation from 1979 to 1989 and President from 1975 to 1979. Mr. Roderick is a member of the board of the University of Pittsburgh Medical Center. He is past Chairman of both the American Iron and Steel Institute and the International Iron Institute. Mr. Roderick is past Chairman of the International Environmental Bureau. He is a co-founder and currently is Chairman Emeritus of the U.S.-Korea Business Council and is a past Chairman of the National Alliance of Business. Mr. Roderick is a trustee and past Chairman of the board of trustees of Carnegie Mellon University. He is a past member of the Business Roundtable and a member of the Business Council.

Mr. McVicker became one of our directors on March 7, 2007 and became a director of BWAY in October 2004. Mr. McVicker is currently the Chief Executive Officer of MVOC, LLC. Mr. McVicker was Chairman and Chief Executive Officer of NAMPAC from 2001 to July 2004 and was President and Chief Operating Officer of Southcorp Packaging USA from 1999 to 2001. Mr. McVicker served as President and Chief Operating Officer for Waldorf Corporation from 1995 to 1997, and from 1964 to 1995 was employed by Packaging Corporation of America (Tenneco), most recently as the Senior Vice President of international operations from 1991 to 1995. Mr. McVicker is a trustee of the Miami University Foundation. He has served as Vice-Chairman, executive committee—recycled paperboard and solid waste task force for the American Forest & Paper Association; served on the executive committee and board of directors of the Paperboard Packaging Council; and served on the board of trustees of the Recycled Paperboard Technical Association and of the Miami University Pulp & Paper Foundation.

Mr. Mason became one of our directors and a director of BWAY on June 18, 2007. Mr. Mason presently serves as the Chairman of the Board of Dividend Growth Fund. From 2002 until 2006, Mr. Mason served as the Lead Director and Chairman of the Audit Committee at Earle M. Jorgensen Company, and from 2000 until 2005 he was the Chairman of the Board at Computer Horizons Inc. From 1999 until 2000, Mr. Mason was the Chief Executive Officer and President of Alliant Exchange Inc. Prior to 1999, Mr. Mason held a number of senior positions within the computer and steel industries. Mr. Mason began his career in 1970 at American Telephone and Telegraph Company where he worked until 1985, most recently as Executive Director and Corporate Controller of AT&T Information Systems from 1982 until 1985.

Mr. Kern has been our Vice President of Administration and Chief Financial Officer since March 7, 2007 and has been the Vice President of administration and Chief Financial Officer of BWAY since February 2001. From May 1995 until February 2001, Mr. Kern served as Vice President corporate controller of BWAY. From 1991 to May 1995, Mr. Kern was controller of McKechnie Plastics Components, Inc. From 1981 to 1991, Mr. Kern was employed by Ernst & Young, most recently as a senior audit manager from 1988 to 1991.

Mr. O’Connell has been our Vice President, Treasurer and Secretary since March 7, 2007 and Vice President and Treasurer of BWAY since May 1997. He has also served as BWAY’s Secretary since May 2001. From June 1996 to May 1997, Mr. O’Connell served as BWAY’s Assistant Treasurer. From June 1995 to June 1996, Mr. O’Connell served as Vice President of Finance of Macmillan Bloedel Packaging Inc. From October 1994 to June 1995, Mr. O’Connell served as our director of financial planning. Prior thereto, Mr. O’Connell served as Vice President of Administration of Mead Coated Board Division of The Mead Corporation.

Mr. Linton has been our Senior Vice President since March 7, 2007 and has been the Senior Vice President of BWAY since October 2004. He has served as President and Chief Operating Officer of our NAMPAC Division since July 2004. Prior to our acquisition of NAMPAC in July 2004, Mr. Linton was Vice President and General Manager of NAMPAC’s Western Division. From 1997 to 2001, Mr. Linton was the Executive Vice President and General Manager of Field Container Company, where he had responsibility for the consumer packaging business. Between 1991 and 1997, Mr. Linton served as Vice President and General Manager of the folding carton business at Tenneco Packaging, where he began his career as a sales representative in 1979.

The Board oversees our business and affairs and advises management regarding a broad range of subjects including our strategies and operating plans. Members of the Board monitor and evaluate our business performance through regular communication with our Chief Executive Officer and other members of management, and by attending Board meetings and Board committee meetings.

Code of Ethics

The Board values effective corporate governance and adherence to high ethical standards. As such, the Board has adopted Corporate Governance Guidelines for our directors and our Code of Business Conduct and Ethics for our directors and employees, including the named executive officers. Both our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are posted on our Web site at www.bwaycorp.com — select the “Investor Relations” link and then the “Corporate Governance” link. Paper copies of these documents are available to stockholders free of charge upon request.

Communications With the Board of Directors

Stockholders and interested parties who wish to contact the Board, any individual director, or the non-management or independent directors as a group are welcome to do so in writing, addressed to such person(s) in care of:

Mr. Jeffrey M. O’Connell

Vice President, Treasurer and Secretary

BWAY Holding Company

8607 Roberts Drive, Suite 250

Atlanta, Georgia 30350

Mr. O’Connell will forward all written stockholder correspondence to the appropriate Board member(s), except for spam, junk mail, mass mailings, customer complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material. Mr. O’Connell may, at his discretion, forward certain correspondence, such as customer-related inquiries, elsewhere within BWAY Holding for review and possible response. Comments or questions regarding BWAY Holding’s accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to members of the Nominating Committee.

Director Nomination Process

The Nominating and Governance Committee (“Nominating Committee”) is responsible for screening and recommending to the full Board director candidates for nomination. The Nominating Committee may engage a third-party search firm to assist in identifying appropriate candidates to consider as additions to our Board of Directors. When there is an opening on the Board, the Nominating Committee will also consider nominations received from our stockholders, provided that proposed candidates meet the requisite director qualification standards.

Stockholder nominations must be accompanied by a candidate resume which addresses the extent to which the nominee meets the director qualification standards and any additional search criteria that may be posted on our Web site. Nominations will be considered only if we are currently seeking to fill an open director position. All nominations by stockholders should be submitted as follows:

Chairman, Nominating and Governance Committee

c/o Mr. Jeffrey M. O’Connell

Vice President, Treasurer and Secretary

BWAY Holding Company

8607 Roberts Drive, Suite 250

Atlanta, Georgia 30350

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and stockholders who own more than 10% of our common stock file initial reports of ownership with the SEC and the New York Stock Exchange (“NYSE”). They must also file reports of changes in ownership with the SEC and the NYSE. In addition, they are required by SEC regulations to provide us copies of all Section 16(a) reports that they file with the SEC. Based solely on a review of such Section 16(a) reports, management and the Board believe our directors, officers and owners of more than 10% of our outstanding equity securities complied with the reporting requirements during the fiscal year ended September 30, 2007.

Audit Committee

The Audit Committee is comprised of three members, Messrs. Mason, McVicker and Wahrhaftig, and acts under a written charter adopted and approved by the Board. The committee’s charter is posted on our Web site at www.bwaycorp.com — select the “Investor Relations” link and then the “Corporate Governance” link. With the exception of Mr. Wahrhaftig, all members of the committee meet the SEC and NYSE definitions of independence for audit committee members. The Board has determined that each of the members of the audit committee is a financial expert for purposes of the SEC rules. No member of the Audit Committee serves on the audit committee of more than three public companies.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals, collectively referred to as the “named executive officers”:

•	Jean-Pierre M. Ergas, Executive Chairman of the Board (Chief Executive Officer during a portion of fiscal 2007);

•	Kenneth M. Roessler, President and Chief Executive Officer;

•	Kevin C. Kern, Vice President of Administration and Chief Financial Officer;

•	Jeffrey M. O’Connell, Vice President, Treasurer and Secretary; and

•	Thomas K. Linton, Senior Vice President and President and Chief Operating Officer—NAMPAC Division.

Biographical information on our named executive officers is included in Item 10, “Directors, Executive Officers and Corporate Governance–Directors and Executive Officers.”

Compensation Objectives. The fundamental objectives of our executive compensation programs are to ensure that executives are provided incentives and compensated in a way that advances both the short- and long-term interests of stockholders while also ensuring that we are able to attract and retain executive management talent.

Elements of Compensation. We approach our compensation objectives for our named executive officers through the following elements:

Element	Form of Compensation	Purpose	Performance Metric(s)
Base Salary	Cash	Provide competitive, fixed compensation to attract and retain exceptional executive talent	Not performance-based

Short-Term Incentive	Cash	Provide the opportunity to earn competitive compensation directly linked to our performance	Adjusted EBITDA (Fiscal 2007); Adjusted EBIT and Adjusted Free Cash Flow (Fiscal 2008)

Long-Term Incentive	Stock options	Create a strong financial incentive for achieving or exceeding long-term performance goals and encourage a significant equity stake in our company	BWAY Holding common stock price

Health, Retirement and Other Benefits	Eligibility to participate in benefit plans generally available to our employees, including retirement, health, life insurance, disability and paid vacation plans	Plans are part of our broad-based employee benefits program	Not performance-based

Executive Benefits and Perquisites	Change in control agreements for certain executives, reimbursement for out-of-pocket expenses under our basic salaried health insurance program (including deductibles and co-payments), automobile allowance, country/health club dues, and, for Mr. Ergas only, supplemental retirement plan benefits	Provide competitive benefits to promote the health, well-being and financial security of our executive officers	Not performance-based

How We Determine Compensation. The Compensation Committee is responsible for discharging the Board’s responsibilities related to the compensation of our executives. The duties and responsibilities of the Compensation Committee include, but are not limited to, the following:

•	Establish our general compensation philosophy, and, in consultation with senior management, oversee the development and implementation of our compensation programs;

•

At least annually: (i) review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer, (ii) evaluate the performance of the Chief Executive Officer in light of those goals and objectives, (iii) report the results of such evaluation to the Board and (iv) determine the Chief Executive Officer’s compensation level based on this evaluation;

•

At least annually, review and approve all compensation arrangements of our named executive officers and other senior executives, including, without limitation: (i) annual base salary; (ii) short-term incentive levels; (iii) long-term incentive levels; (iv) employment agreements, severance arrangements and change-in-control agreements/provisions, in each case as, when and if appropriate; and (v) any special or supplemental benefits;

•

Review and make recommendations to the Board with respect to compensation, incentive-compensation plans and equity-based plans, other than as related to the Chief Executive Officer, and oversee the administration of these plans, including the discharge of any responsibilities imposed on the Compensation Committee by any of these plans;

•	Periodically review and make recommendations to the Board regarding director compensation;

•

Oversee regulatory compliance with respect to compensation matters, including our policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been obtained for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the “Code”);

•	Report to the Board periodically on all matters for which the Compensation Committee has responsibility; and

•

Exercise such other powers and perform such other duties and responsibilities as are incidental to the purposes, duties and responsibilities specified in its Charter and as may from time to time be delegated to the Compensation Committee by the Board.

At the beginning of each fiscal year, management provides the Compensation Committee with recommendations for total compensation for the named executive officers. The Compensation Committee engages a third-party compensation consultant to assist in the development of compensation data that facilitates management’s recommendations to the Compensation Committee. The management presentation includes an analysis prepared in support of the recommendations. Based on the compensation consultant’s proprietary data, the analysis includes market compensation based on comparable positions of responsibility using competitive pay levels. The consultant determines competitive pay levels through regression analysis, a statistical technique that considers the relationship between total revenue and compensation. The analysis provides competitive data at various percentile ranks within the distribution of compensation. The Compensation Committee uses the percentile ranks as a guide and does not have a specific policy to maintain executive compensation at or within certain percentiles. In addition, the focus of the analysis is based on a position and does not take into account individual incumbent factors, such as performance, years of experience, skill set or perceived value of the position to the company, each of which is evaluated by the Compensation Committee using its judgment.

The Compensation Committee reviews the recommendations and discusses them with management. The Compensation Committee’s review is comprehensive and includes consideration of many factors, including: (i) the alignment of the proposed compensation with our compensation objectives; (ii) the overall value of the compensation package; and (iii) the lack of supplemental compensation, benefits, perquisites and protections commonly extended to executive officers of other comparably sized companies.

Role of Executive Officers in Determining Compensation

Mr. Roessler rates the individual performance and assesses the talent of the other named executive officers, which may impact their base salary, short-term incentive awards or, to the extent applicable, long-term incentive awards, and makes his recommendations to the Compensation Committee regarding their compensation.

Summary of Compensation and Benefit Programs

We maintain a variety of compensation and benefit programs in which our named executive officers and other selected employees participate. These programs include our short-term Annual Incentive Plan (“AIP”); our Long-Term Incentive Programs (“LTIPs”); and our retirement savings plans.

Analysis of Compensation Elements

Base Salary. The Compensation Committee generally determines base salary levels for our named executive officers early in the fiscal year, with changes becoming effective during the second quarter of each fiscal year. The base salaries that became effective in the second quarter of fiscal 2007 were established based upon a review of the following factors: (i) internal value of the position relative to other positions; (ii) external value of the position or comparable position; and (iii) individual performance compared with individual objectives. Based on these factors, the Compensation Committee approved base salary increases ranging from 8% to 13% for our named executive officers, except for Mr. Roessler whose salary increased 50% concurrent with his promotion to Chief Executive Officer. The base salary adjustments reflected an increase in responsibilities for our named executive officers.

Short-Term Incentive. These awards, payable in cash under our AIP, are expressed as a percentage ranging from 40% to 80% of each named executive officer’s base salary, called the “Target Percentage.” The Target Percentage is determined based on: (i) each named executive officer’s position of responsibility as determined by the by the third-party compensation consultant; (ii) the proportion of total short-term compensation paid as base salary; and (iii) relativity to the roles of the other named executive officers.

Based on actual performance compared with specific goals, award recipients could earn zero to two and a half times their Target Percentage. The specific goals are approved by the Compensation Committee at the beginning of each fiscal year. The goals are established with a minimum required result before any incentive is payable. The goals are expected to be challenging, but achievable with significant effort. The Target Percentage may be allocated among several metrics, each, based on actual performance, with a different Multiplier. The sum of Metric Percentages must equal 100%.

With the exception of Mr. Linton, the Metric used to measure the performance of our named executive officers for fiscal 2007 was entirely based on consolidated earnings before interest, taxes, depreciation and amortization adjusted by adding back non-cash items, restructuring charges and other (income)/expense (“Adjusted EBITDA”). Mr. Linton, as a divisional officer, has an additional Metric based on a measure of Adjusted EBITDA for the NAMPAC Division. The actual performance for fiscal 2007 was compared with the goals approved by the Compensation Committee to determine the expected AIP Payout. The Multiplier goals for fiscal 2007 were established based on consolidated Adjusted EBITDA and, for Mr. Linton, additionally on divisional Adjusted EBITDA. Each proposed AIP Payout, based on actual results, is presented to the Compensation Committee for final approval before it is paid prior to the end of the first quarter of the fiscal year following the preceding fiscal year-end. Short-term incentive awards are subject to the attainment of a minimum level of Adjusted EBITDA.

We believe our use of the selected performance metrics as a primary incentive factor demonstrates our commitment to linking executive compensation with increasing stockholder value.

For fiscal 2007, we did not achieve the minimum level of consolidated Adjusted EBITDA set by the Compensation Committee to trigger an AIP Payout for the named executive officers. However, Mr. Linton received a partial AIP Payout based on the divisional Adjusted EBITDA metric, which exceeded its targeted goal.

The use of Adjusted EBITDA as a metric for fiscal 2007 was set by the Compensation Committee when BWAY Holding was a privately held company. For fiscal 2008, to better align performance with certain metrics that we believe are both important to investors and indicative of metrics contributing to increasing stockholder value, the AIP incentive for the named executive officers will be include metrics based on earnings before interest and taxes (“EBIT”) and consolidated free cash flow, which we define as operating cash flow less capital expenditures.

Long-Term Incentive. The Compensation Committee has not awarded long-term incentive awards under our LTIP to the named executive officers, excluding Mr. Linton, since the management buyout in 2003. Mr. Linton was awarded certain awards under our LTIP at the acquisition of NAMPAC in 2004. The options granted to the named executive officers consisted of service options, which vested over three years, performance options, which vested over five years based on the achievement of certain annual and cumulative performance goals, and exit options, which vested based on certain exit events and the achievement of certain cumulative return on investment criteria. Concurrent with the initial public offering in June 2007, the Board approved the vesting of all unvested performance awards and the vesting of a portion of the exit options based on the percentage of the cumulative return on investment criteria as of the initial public offering. In addition, the vesting criteria of the remaining unvested exit options was modified so the options vest in three tranches based on the performance of BWAY Holding’s stock. The awarding of options and the vesting modifications made at the initial public offering are consistent with our compensation objectives to advance the long-term interest of our stockholders, as well as to retain executive management talent.

For a discussion of our LTIP, see Note 9, Stock-Based Compensation, of Notes to Consolidated Financial Statements, in Item 8. In addition, see “Stock Ownership Guidelines” below.

Special Short-Term Incentive. In fiscal 2007, we granted a special short-term incentive award to each of our employees who were participants in one of our LTIPs, including our named executive officers, in the form of a cash payment. The purpose of the incentive was to reward management for, among other things, its contributions in improving sales and earnings performance, which enabled us to successfully complete the initial public offering. The special award was approved by the Compensation Committee contingent upon the successful completion of the initial public offering, which took place in June 2007. The total award was $10.0 million, of which $7.6 million was paid to the named executive officers as follows: $0.8 million, $3.7 million, $1.4 million, $0.8 million and $1.0 million to Messrs. Ergas, Roessler, Kern, O’Connell and Linton, respectively. The Compensation Committee allocated the award based on its determination of the performance of the participants, including the named executive officers. Since Mr. Ergas retired as Chief Executive Officer in December 2006, the Compensation Committee awarded him a lesser amount of the special incentive award.

The Compensation Committee determined the amount of the award ($10.0 million) based on several factors, including (i) the anticipated size of the offering; (ii) discussions with investment bankers and other advisors; (iii) the amount of value created by management since the buyout in 2003; (iv) the past experiences of our equity partner; and (v) the relativity of the preceding factors to each other and the amount of the award.

Perquisites and Other Benefits. Our named executive officers are generally offered the same employee benefits and perquisites offered to all employees. In addition, certain of our named executive officers receive an automobile allowance, are paid for expenses not covered under our health insurance plans, change-in-control agreements, employment agreements and country club dues. We provide executive benefits and perquisites to compete for executive talent and to promote the health, well-being and financial security of our named executive officers. A description of executive benefits and perquisites, and the costs associated with providing them for the named executive officers, are reflected in the “All Other Compensation” column of the Summary Compensation Table under “Compensation of Executive Officers” below.

Retirement Savings Plans. Our retirement savings plans are intended to meet the requirements of Section 401(k) of the Code. With the exception of Mr. Linton, each of the named executive officers is eligible to participate in the BWAY retirement savings plan. Mr. Linton is eligible to participate in the NAMPAC retirement savings plan. The BWAY plan matches 100% of the first 4% of employee contributions, up to a maximum of $9,000 per calendar year, and the NAMPAC plan contributes 3% of base salary without an employee participation requirement, up to the IRS allowed maximum ($6,750 for calendar year 2007). Retirement savings plan contributions vest immediately.

Although we currently intend to continue the retirement savings plans, as well as to make contributions, the Compensation Committee may terminate the plan or discontinue the matching contributions at its sole discretion. We do not sponsor any other retirement plans in which our named executive officers participate. The plans are not expected to provide sufficient income replacement relative to our named executive officers’ anticipated retirement needs. The potential retirement income gap for our named executive officers may be filled by other reward elements, including long-term incentives.

Other Retirement Benefits

Supplemental Executive Retirement Plan. Mr. Ergas participates in a supplemental executive retirement plan that provides for a monthly cash payment for his life based on his base salary at the time his retirement. The plan also provides his surviving spouse a 50% benefit for her life. None of the other named executive officers participate in the plan. Mr. Ergas became a participant in the plan in 2000 when he became Chief Executive Officer.

NAMPAC Pension Plan. Mr. Linton participates in a defined benefit pension plan sponsored by NAMPAC that covers certain of its hourly and salaried employees. The plan was frozen for salaried and hourly participants in 2004 and 1998, respectively. Benefits are based on the participant’s compensation and period of employment as of the date the plan was frozen. The plan was in place when we acquired NAMPAC, and it was frozen to new participants following the acquisition in 2004. None of the other named executive officers participate in this plan, and no other defined pension benefits are offered to the named executive officers.

Equity Award Grant Practices

All equity-based incentive awards, including awards to our named executive officers and directors, must be approved by the Compensation Committee.

Timing of Awards. Equity awards are discretionary and are not granted on a set schedule. The Compensation Committee is evaluating the timing of any future grants of additional equity awards to our named executive officers. Special long-term incentive awards may be granted at any time, as deemed necessary for new hires, promotions, recognition or retention purposes. We do not coordinate or time the release of material information around our grant dates in order to affect the value of the compensation. Our named executive officers do not play a role in the selection of grant dates.

Determination of Grant Date. The grant date is the date that the Compensation Committee approves the equity award and BWAY and the award recipient reach a mutual understanding of the key terms and conditions of the award.

Determination of Exercise Price. The exercise price for stock option awards is equal to the last reported sale price of our common stock, as quoted on the NYSE, on the grant date. Unless otherwise determined by the Compensation Committee, “fair market value” as of a given date is the closing sale price of our common stock as quoted on the NYSE on such date or, if the shares were not traded on that date, the most recent preceding date when the shares were traded.

Repricing of Stock Options. Under our LTIPs, a stock option may not be: (i) amended to reduce its initial exercise price, except in the case of a stock split or similar event; or (ii) canceled and replaced by a stock option having a lower exercise price; without the approval of stockholders.

Stock Ownership Guidelines

The Compensation Committee has not set specific stock ownership guidelines for the named executive officers. With the exception of Mr. Linton, who was not a named executive officer until 2004 when we acquired NAMPAC, each of the named executive officers was a member of management at the time of the Kelso buyout in 2003. At that time, management deferred the exercise of certain equity awards and was awarded additional equity awards for an overall equity position acceptable to Kelso, our equity partner in the buyout.

Tax and Other Considerations

Tax Deductibility of Compensation. Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to the Chief Executive Officer, the Chief Financial Officer or any of the three other most highly compensated executive officers, unless the compensation qualifies as “performance-based compensation.” Among other things, in order to be deemed performance-based compensation, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our stockholders. It is intended that all performance-based compensation paid in fiscal 2007 to our named executive officers under the plans and programs described above will qualify for deductibility, either because the compensation is below the threshold for non-deductibility provided in Section 162(m), or because the payment of amounts in excess of $1 million qualify as performance-based compensation under the provisions of Section 162(m).

We believe that it is important to continue to be able to take all available company tax deductions with respect to the compensation paid to our named executive officers. Therefore, we believe we have taken all actions that may be necessary under Section 162(m) to continue to qualify for all available tax deductions related to executive compensation.

Accounting Treatment. We account for stock-based awards based on their grant date fair value, as determined under SFAS No. 123(R), Share-Based Payment. Compensation expense for these awards is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). If the award is subject to a performance condition, however, the cost will vary based on our estimate of the number of shares that will ultimately vest. The majority of our outstanding, unvested awards have vesting criteria based on the achievement of certain stock price targets. We used a Monte-Carlo simulation model to determine an expected term over which we are recognizing the expense. Outstanding, unvested options granted under the Omnibus Incentive Plan, none of which were granted to a named executive officer, vest over three year service period, with one-third vested on each anniversary date.

Executive Compensation Changes Planned for Fiscal 2008

Short-Term Incentive. The bonus criteria for the named executive officers as it related to consolidated Adjusted EBITDA in fiscal 2007 was modified in fiscal 2008 to consolidated adjusted earnings before interest and taxes (“Adjusted EBIT”) and consolidated Adjusted Free Cash Flow, which we define as operating cash flow less capital expenditures. Mr. Linton’s bonus objectives in fiscal 2008 include a component based on Adjusted EBIT for the NAMPAC Division.

Fiscal 2008 Basis for Establishing Compensation. The basis for establishing compensation will remain unchanged in fiscal 2008. As discussed above, the metrics for short-term incentive awards under our AIP have been revised to reflect what we believe are measures important to stockholders. The Compensation Committee is currently evaluating management’s proposed base salary and short-term incentive Target Percentage based on the third-party compensation consultant’s analysis.

Fiscal 2008 Long-Term Incentives. The Compensation Committee is currently evaluating the sufficiency of management’s outstanding long-term incentive awards in providing incentives for the achievement of long-term goals. As such, we do not anticipate the any additional long-term incentive awards to the named executive officers in fiscal 2008. However, the Compensation Committee will evaluate any such awards should circumstances change or if it determines in its discretion that additional awards are necessary to fulfill our compensation objectives.

Compensation Committee Interlocks and Insider Participation

Messrs. Hayford and Wall served as members of BWAY’s Management Resources, Nominating and Compensation Committee during all of fiscal 2007 and as members BWAY Holding’s Compensation Committee from May 23, 2007, when the committee was established by the Board. Mr. Wahrhaftig served as a member of BWAY’s Management Resources, Nominating and Compensation Committee in fiscal 2007 from the beginning of the year and as a member of BWAY Holding’s Compensation Committee from May 23, 2007. Mr. Wahrhaftig was replaced on each committee by Mr. Mason when he joined the Board in June 2007, and he continued to serve on each committee for the remainder of fiscal 2007. None of Messrs. Hayford, Wall, Wahrhaftig or Mason was an officer or employee of the Company during fiscal 2007. Prior to January 2000, Mr. Hayford served as the Chief Executive Officer of BWAY.

No member who served on either of our compensation committees during fiscal 2007 had any relationship with us requiring disclosure as a related-person transaction in Item 13, Certain Relationships and Related Transactions, and Director Independence. No executive officer of the Company served as a member of the compensation committee or as a director of another entity, one of whose executive officers served on our compensation committee. No executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis, above, with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007.

COMPENSATION COMMITTEE

Submitted by,

Warren J. Hayford, Chairman

Earl L. Mason

Thomas R. Wall, IV

The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation of Executive Officers

Summary Compensation Table

The table below summarizes the total compensation earned by each of our named executive officers during fiscal 2007:

Name and Principal Position	Fiscal Year	Base Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Jean-Pierre M. Ergas(4) Executive Chairman and Director	2007	$760,000	$750,000	$4,414,290	$—	$373,182	(5)	$58,073	(6)	$6,355,545

Kenneth M. Roessler Chief Executive Officer	2007	550,000	3,681,000	2,207,144	—	—		47,706	(7)	6,485,850

Kevin C. Kern Vice-President of Administration and Chief Financial Officer	2007	323,333	1,417,000	529,712	—	—		47,127	(8)	2,317,172

Jeffrey M. O’Connell Vice-President, Treasurer and Secretary	2007	211,667	805,000	220,713	—	—		25,785	(9)	1,263,165

Thomas K. Linton Senior Vice President, President and Chief Operating Officer—NAMPAC Division	2007	339,367	972,000	629,484	212,104	—	(10)	27,878	(11)	2,180,833

(1)	These amounts represent a one-time bonus paid to management based on the successful completion of BWAY Holding’s initial public offering in June 2007.
(2)	These amounts reflect the expense recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS No. 123(R), for stock-based incentive awards previously granted under our LTIP. There were no LTIP awards granted in fiscal 2007. The majority of the expense recognized in fiscal 2007 related to the accelerated vesting of certain exit event options concurrent with the initial public offering. The amounts expensed related to this acceleration were $3,360,923, $1,680,461, $403,306, $168,044 and $439,121 for Messrs. Ergas, Roessler, Kern, O’Connell and Linton, respectively. For a discussion of the acceleration of vesting and for the assumptions used in calculating these amounts, see Note 9, Stock-Based Compensation, of Notes to Consolidated Financial Statements, in Item 8.
(3)	These amounts reflect short-term incentive awards made under our AIP. The awards were expensed and accrued in fiscal 2007 and were paid in cash in the first quarter of fiscal 2008.
(4)	Mr. Ergas does not receive any additional compensation for his service as a director.
(5)	This amount represents the change in the actuarially determined liability during the fiscal year related to Mr. Ergas’ supplemental executive retirement plan. The liability is not funded and will be paid from operating cash flows. Payments under the plan began in January 2008. See Note 12, Employee Benefit Obligations – Supplemental Executive Retirement Plans, of Notes to Consolidated Financial Statements, in Item 8.
(6)	This amount includes employer matching contributions under our Retirement Savings Plan, out-of-pocket expenses related to amounts paid by Mr. Ergas that were not covered under our basic health insurance plan, club dues and $43,304 in travel expenses for Mrs. Ergas in accordance with Mr. Ergas’ employment agreement.

The out-of-pocket expenses reimbursed to the named executive officer that were not covered under our basic health insurance plan include, among other things, co-payments, deductibles and procedures not covered under the basic plan. The amounts are initially paid by the executive and submitted by him for reimbursement by the company. These amount included in other compensation is the actual amount we reimbursed during the fiscal year and would not reflect any amounts incurred that have not been submitted to the company for reimbursement.

(7)	This amount includes employer matching contributions under our Retirement Savings Plan, out-of-pocket expenses related to amounts paid by Mr. Roessler that were not covered under our basic health insurance plan, an automobile allowance and club dues. See footnote 6 above for a further discussion of the out-of-pocket health plan expenses reimbursed.

(8)	This amount includes employer matching contributions under our Retirement Savings Plan of $14,467, out-of-pocket expenses related to amounts paid by Mr. Kern that were not covered under our basic health insurance plan, an automobile allowance and club dues. See footnote 6 above for a further discussion of the out-of-pocket health plan expenses reimbursed. Mr. Kern’s matching contributions in fiscal 2007 exceeded the $9,000 calendar year maximum due to the timing of contributions (the fourth calendar quarter of 2006 contributions are included in our first fiscal quarter of 2007).

(9)	This amount includes employer matching contributions under our Retirement Savings Plan, out-of-pocket expenses related to amounts paid by Mr. O’Connell that were not covered under our basic health insurance plan and an automobile allowance. See footnote 6 above for a further discussion of the out-of-pocket health plan expenses reimbursed.

(10)	The actuarially determined liability during the fiscal year related to Mr. Linton’s participation in the NAMPAC defined benefit pension plan decreased $1,559. The decrease is due to a change in the discount rate. The liability is funded and will be paid from the plan trust. See Note 12, Employee Benefit Obligations – Pension and Postretirement Benefit Plans, of Notes to Consolidated Financial Statements, in Item 8. Since the amount of the liability decreased, it has been excluded from the table per the regulations.

(11)	This amount includes employer contributions under the NAMPAC Retirement Savings Plan, out-of-pocket expenses related to amounts paid by Mr. Linton that were not covered under our basic health insurance plan, personal use of a company car and club dues. See footnote 6 above for a further discussion of the out-of-pocket health plan expenses reimbursed.

Grants of Plan-Based Awards

There were no grants under our LTIP or any other plan to any of our named executive officers during fiscal 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding for each of the named executive officers as of the end of fiscal 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Jean-Pierre M. Ergas(2)	211,949	—	$2.96	1/28/2012
	1,073,845	428,037	5.35	2/08/2013
Kenneth M. Roessler	56,758	—	$1.78	9/5/2011
	37,311	—	1.84	2/21/2010
	536,922	214,018	5.35	2/08/2013
Kevin C. Kern	15,389	—	$1.61	12/14/2009
	78,697	—	2.96	1/28/2012
	128,861	51,365	5.35	2/08/2013
Jeffrey M. O’Connell	2,346	—	$1.61	12/14/2009
	67,472	—	2.96	1/28/2012
	53,691	21,402	5.35	2/08/2013
Thomas K. Linton	160,514	63,982	$8.82	7/08/2014

(1)

These options will become vested in three equal tranches based on an average per share closing price of BWAY Holding common stock over 45 day periods with a minimum closing price on the 45th day for each tranche, as follows: (i)  1/3 will vest if the average per share closing price of BWAY Holding common stock over any consecutive 45 days during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37; (ii)  1/3 will vest if the average per share closing price of BWAY Holding common stock over any consecutive 45 days during which the stock trades is at least $21.52 and the closing price on the 45th such day is at least $18.29; and (iii)  1/3 will vest if the average per share closing price of BWAY Holding common stock over any consecutive 45 days during which the stock trades is at least $23.78 and the closing price on the 45th such day is at least $20.21.

(2)	These options are held by Sagre Group, L.P., a limited partnership of which Mr. Ergas is the managing partner.

Options Exercised

The table below provides a summary of the value realized in connection with stock option awards exercised and stock awards vested for our named executive officers during fiscal 2007:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Jean-Pierre M. Ergas(1)	428,597	$4,726,353	(2)

(1)	These options were held by Sagre Group, L.P., a limited partnership of which Mr. Ergas is the managing partner.
(2)	Mr. Ergas exercised options to purchase 428,597 shares concurrent with the initial public offering, at an exercise price of $2.96 per share and sold the shares in the initial public offering at an offering price of $15.00 per share less an underwriting discount of $1.0125 per share or a net of $13.9875 per share.

Pension Benefits

The table below provides a summary of the pension benefits for our named executive officers as of September 30, 2007:

Name	Plan Name	Years of Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Fiscal 2007 ($)
Jean-Pierre M. Ergas	Supplemental Executive Retirement Plan	n/a	$3,008,105	(1)	$—
Thomas K. Linton	NAMPAC Pension Plan	3.1	$39,142	(2)	$—

(1)	The plan provides for a monthly benefit of $22,750 beginning in January 2008, payable for life with a 50% surviving spouse benefit. The benefit was determined as 35% of base salary at the time of retirement, assuming Mr. Ergas retired after attaining 67 years of age.
(2)	Benefits are payable under a defined benefit pension plan sponsored by NAMPAC that covers certain of its salaried employees. The plan was frozen in 2004. Mr. Linton’s benefits are based on his compensation and period of employment as of the date the plan was frozen.

Potential Payments Upon Termination or Change-in-Control

We have change-in-control agreements and employment agreements with certain of our named executive officers. (See “Management Employment Agreements” and “Change in Control Agreements” below.) As such, potential payments that would be received by our named executive officers upon termination of employment or a change-in-control would be in connection with these agreements and equity-based incentive awards granted under our LTIP. The amounts reported for stock options represent the intrinsic value of stock options, calculated based on the closing price of our common stock on September 28, 2007, the last trading day in fiscal 2007. The amounts reported for change-in-control agreements represent the amounts payable upon a change-in-control as if such occurred on September 30, 2007. The following table summarizes potential payments of upon termination or change-in-control for each named executive officer under various scenarios:

	Termination
Name	For Cause (1)	Not for Cause (2)		Following Change-in- Control (3)		Death or Disability (4)		Retirement (5)
Jean-Pierre M. Ergas
Stock options	$—	$7,964,163		$7,964,163		$7,964,163		$7,964,163
Employment agreement	—	2,216,000	(6)	—		1,752,903	(7)	3,008,105	(8)

Total	$—	$10,180,163		$7,964,163		$9,717,066		$10,972,268

Kenneth M. Roessler
Stock options	$—	$3,993,335		3,993,335		$3,993,335		$3,993,335
Change-in-control agreement	—	—		1,713,000	(9)	—		—

Total	$—	$3,993,335		$5,706,335		$3,993,335		$3,993,335

	Termination
Name	For Cause (1)	Not for Cause (2)		Following Change-in- Control (3)		Death or Disability (4)	Retirement (5)
Kevin C. Kern
Stock options	$—	$1,538,733		$1,538,733		$1,538,733	$1,538,733
Change-in-control agreement	—	—		769,000	(9)	—	—

Total	$—	$1,538,733		$2,307,733		$1,538,733	$1,538,733

Jeffrey M. O’Connell
Stock options	$—	$886,384		$886,384		$886,384	$886,384
Change-in-control agreement	—	—		389,000	(9)	—	—

Total	$—	$886,384		$1,275,384		$886,384	$886,384

Thomas K. Linton
Stock options	$—	$373,998		$373,998		$373,998	$373,998
Employment agreement	—	589,000	(10)	952,000	(11)	—	—

Total	$—	$962,998		$1,325,998		$373,998	$373,998

(1)	All stock options are immediately and irrevocably forfeited upon termination for cause. In addition, no amounts are payable under the applicable change-in-control agreements upon termination for cause.
(2)	Upon voluntary termination or termination other than for cause: (i) stock options that are vested as of the date of termination may be exercised during a 60-day period beginning on the termination date; and (ii) all unvested stock options are immediately and irrevocably forfeited as of the date of termination. In addition, no amounts are payable under the applicable change-in-control agreements upon voluntary termination or termination other than for cause.
(3)	Upon involuntary termination or termination for good reason within 12 months following a change-in-control: (i) stock options vest 100% and may generally be exercised until their natural dates of expiration; and (ii) stock awards with performance-based vesting criteria will vest as if 100% of the target shares had been earned.
(4)	Upon death or disability: (i) stock options that are vested as of the date of death or disability may generally be exercised for a period of one year; and (ii) all unvested stock options and stock awards are immediately and irrevocably forfeited as of the date of death or disability. In addition, no amounts are payable under the applicable change-in-control agreements upon death or disability.
(5)	Upon qualified retirement: (i) stock options that are vested as of the date of qualified retirement may generally be exercised for a period of one year; and (ii) all unvested stock options and stock awards are immediately and irrevocably forfeited as of the date of qualified retirement. In addition, no amounts are payable under the applicable change-in-control agreements upon qualified retirement.
(6)	This amount represents amounts payable to Mr. Ergas upon termination for cause pursuant to his employment agreement. Under the agreement, Mr. Ergas is entitled to two times his annual base salary, one times his target bonus and continuation of his health benefits for a period of 24 months, including the reimbursement of COBRA premiums as applicable. Under the employment agreement, in exchange for the termination benefits, Mr. Ergas is subject to customary non-compete and non-solicitation obligations.
(7)	This amount represents the present value of surviving spouse payments to Mrs. Ergas upon the death of Mr. Ergas based on the assumptions used to determine the present value of accumulated benefit under Mr. Ergas’ supplemental executive retirement plan. See footnote 1 to the Pension Benefits table above. Upon disability, the benefit to Mr. Ergas would be the same as upon retirement. See footnote 8.
(8)	This amount represents the present value of accumulated benefit under Mr. Ergas’ supplemental executive retirement plan. See footnote 1 to the Pension Benefits table above.
(9)	This amount represents amounts due under a change-in-control agreement. For a summary of the amounts payable to the named executive officer and restrictive covenants contained in the agreement, see “Change in Control Agreements” below.

(10)	Mr. Linton is entitled to certain payments upon termination without cause pursuant to a letter agreement dated July 2004. Under this agreement, Mr. Linton is entitled to one times annual base salary, accrued bonus through the date of termination and health and dental benefits for a period of twelve months.
(11)	Mr. Linton’s change-in-control payments are pursuant to a letter agreement dated May 28, 2004. Under this agreement, Mr. Linton is entitled to two times annual base salary, one times annual bonus and health and dental benefits for a period of twenty-four months.

Management Employment Agreements

Jean-Pierre M. Ergas. BWAY entered into an amended and restated employment agreement with Mr. Ergas, dated as of February 7, 2003, whereby Mr. Ergas served as BWAY’s Chairman and Chief Executive Officer and, most recently, as its Executive Chairman. The employment period expired on December 31, 2007, whereby Mr. Ergas became our Non-Executive Chairman.

The agreement provided for certain termination benefits if Mr. Ergas was terminated by us without “cause,” or if Mr. Ergas terminated his employment with us for “good reason.” Each of “cause” and “good reason” were specified in the agreement.

The agreement provides for a monthly supplemental retirement benefit to Mr. Ergas from the date of retirement until his death (and, following his death, until the death of his surviving spouse). The monthly benefit is equal to one-twelfth of Mr. Ergas’ base salary at the time of his retirement, multiplied by 35%. We began paying the monthly benefit effective January 1, 2008.

Thomas K. Linton. BWAY entered into a letter agreement with Mr. Linton in May 2004 that became effective upon the closing of the NAMPAC acquisition on July 7, 2004. Pursuant to the agreement, Mr. Linton became President and Chief Operating Officer—NAMPAC Division. Mr. Linton’s base salary was initially set and is subject to annual merit increases based on a performance review. Mr. Linton is eligible to participate in our cash incentive plan whereby Mr. Linton’s target bonus is set as a percentage of his base salary and is payable pending BWAY achieving certain performance goals as determined by BWAY’s board of directors. Mr. Linton is eligible to participate in the BCO Holding Company Stock Incentive Plan.

In the event BWAY terminates Mr. Linton’s employment for reasons other than performance or cause, he will be entitled to his base salary, health and dental benefits and executive outplacement services, each for twelve months following the date of his termination. Mr. Linton will also be entitled to any accrued and unpaid bonus through the date of termination.

In the event of a change in control whereby more than 50% of the business is sold to another controlling interest, as detailed in the agreement, if Mr. Linton is terminated for reasons other than performance or cause within six months following the change in control, he is entitled to a lump sum payment of two times his annual base salary and one times his target incentive bonus, each as in effect at the time of the change in control. Mr. Linton would also be entitled to twenty-four months of health and dental benefits and executive outplacement services. Any benefits under the change in control would be in lieu of any other severance benefits provided for in the agreement.

Change in Control Agreements

In the second half of 2007, we entered into change of control agreements with each of Mr. Roessler, Mr. Kern and Mr. O’Connell.

The change in control agreements have an initial term ending on December 31, 2008, and are subject to automatic one-year renewals unless we provide or the executive provides written notice of non-renewal at least 30 days prior to the expiration of the initial term or any extended term. However, if an executive is not continuously employed with us through the date that is 30 days prior to the change in control event, the change in control agreement will be void and without effect. If a change in control occurred within the agreement’s initial or extended term, the executive would be entitled to certain benefits if we were to terminate the executive’s employment without cause or as a result of the executive’s death or disability, or if the executive terminates employment for good reason at any time within 30 days prior to or 24 months following the change in control event. The benefits would generally include the following:

(a) a lump sum payment equal to the sum of two (in the case of Mr. Roessler), one-and a half (in the case of Mr. Kern) or one (in the case of Mr. O’Connell) times the executive’s base salary, and one times the executive’s target bonus;

(b) continuation of perquisites until the later of the end of the year in which the executive terminates employment or the date that is six months following the executive’s termination of employment;

(c) reimbursement of COBRA premiums under our group health plan and dental plan for up to one and a half years following the executive’s termination of employment;

(d) individual life insurance coverage on substantially similar terms as the coverage provided to the executive as of the date his employment terminated under our group life insurance plan for a period of one and a half years following the termination date;

(e) any retirement benefits to which the executive may be entitled pursuant to any nonqualified retirement or nonqualified deferred compensation plans maintained by us in which the executive is a participant as of the termination date would fully vest; and

(f) outplacement services for a period of 12 months.

The change in control agreements provide that if any payments to the executive are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the amount payable under the agreement will be reduced by the minimum amount necessary to reduce the “parachute payments” to 299% of the executive’s “base amount” as defined in Section 280G of the Internal Revenue Code.

Payment of the benefits described above will be delayed for six months following the date the executive’s employment terminates if such delay is deemed necessary to avoid the imposition on the executive of an additional tax under Section 409A of the Internal Revenue Code.

Following termination, each executive will be subject to a customary one-year non-compete agreement, which, if breached, would require an executive to repay (or, if unpaid, to forfeit) all the above specified payments and benefits, as well as to forfeit any vested or unvested equity awards and return any compensation realized by the executive upon the vesting of such equity awards that occurred during the period beginning from the earlier of the date the executive materially violated any restrictive covenant or the date the executive terminated employment.

For purposes of the change in control agreements, a “change in control” is generally defined to include:

•

the acquisition by any person, other than by us, our subsidiaries, any of our employee benefit plans or their subsidiaries or, collectively, Kelso Investment Associates VI, L.P. and KEP VI, LLC, of 50% or more of the combined voting power of our then outstanding voting securities,

•	a change in the majority of the board during any 24 month period as a result of a proxy contest,

•

a merger or consolidation resulting in the persons who were owners of our voting securities, immediately prior to such transaction, ceasing to own more than 50% of the combined voting power entitled to vote generally in the election of directors of the surviving company,

•

a liquidation or dissolution of our company (other than a liquidation of our company into any of our subsidiaries or a liquidation resulting in shareholders that held a majority of our voting stock prior to the liquidation holding substantially all of our assets), or

•	the sale, transfer or other disposition of 80% or more of our assets in a single transaction or a series of related transactions in any consecutive 12-month period to one or more unaffiliated persons.

A change in control will not be deemed to occur if we file for bankruptcy, liquidation or reorganization under the United States Bankruptcy Code. In addition, a change in control will not be deemed to occur upon a public offering pursuant to an effective registration statement filed with the Securities and Exchange Commission that covers our common stock.

For purposes of the change in control agreements, “cause” is generally defined to include:

•	refusal or neglect to perform substantially employment-related duties;

•	willful misconduct or breach of fiduciary duty resulting in material harm to us;

•	conviction of or entering a plea of guilty to a crime constituting a felony or willful violation of any other law, rule, or regulation (other than a traffic offense);

•	material breach of any restrictive covenant with us.

For purposes of the change in control agreements, “disability” is generally defined as a reasonably documented physical or mental illness preventing an executive from performing his duties for us on a full-time basis for more than six months, and within 30 days after we have provided written notice of termination, the executive has not returned to the full time performance of his duties.

“Good reason” is generally defined to include:

•	any action by us that is materially inconsistent with, or results in the material reduction of, the executive’s current title, duties or responsibilities,

•	the executive’s current base salary is materially reduced below his salary on the date of a change in control,

•	the executive’s benefits are materially reduced, unless a similar reduction is made for other executives,

•	the change in control requires executive is required to relocate more than 25 miles, or

•	our successor fails to assume the executive’s change in control agreement.

As discussed under “—Management Employment Agreements,” Mr. Linton’s letter agreement provides certain change in control benefits.

Director Compensation

Overview of Director Compensation

The Compensation Committee reviews the total compensation paid to non-management directors. The purpose of the review is to ensure that the level of compensation is appropriate to attract and retain a diverse group of directors with the breadth of experience necessary to perform the Board’s duties, and to fairly compensate directors for their service. The review is comprehensive and includes consideration of qualitative and comparative factors. To ensure directors are compensated relative to the scope of their responsibilities, the Compensation Committee considers: (i) the time and effort involved in preparing for Board, committee and management meetings and the additional duties assumed by committee chairs; (ii) the level of continuing education required to remain informed of broad corporate governance trends, and material developments and strategic initiatives within BWAY Holding; and (iii) the risks associated with fulfilling fiduciary duties. To supplement the qualitative analysis, the Compensation Committee also considers the total value of the compensation as compared with comparably sized public companies.

Director Summary Compensation Table

The following table summarizes the compensation earned by our non-management directors and management directors that are not named executive officers (see Item 10), during fiscal 2007. Our management directors do not receive any cash compensation for their service as directors.

Name	Fees Earned Or Paid In Cash		Stock Awards (1)	Non-qualified Deferred Compensation Earnings		Total
Warren J. Hayford	$84,570	(2)	$15,142	$94,676	(3)	$194,388
Earl L. Mason	24,478	(4)	62,941	—		87,419
Lawrence A. McVicker	36,356	(5)	15,142	—		51,498
David M. Roderick	33,356	(6)	15,142	—		48,498
David I. Wahrhaftig	—		—	—		—
Thomas R. Wall, IV	—		—	—		—

(1)	Under the BWAY Holding Company Independent Director Compensation Policy, each independent director is granted an annual equity-based retainer award with a value at time of issuance of approximately $50,000. Such award is in the form of restricted stock, which vests on the last day of the fiscal year. In fiscal 2007, the independent director’s award was pro rated from the later of the date of the adoption of the Policy in May 2007 or the date appointed to the Board. In addition, Mr. Mason received a one-time equity-based award with a value at time of issuance of approximately $50,000 as compensation for his efforts in preparing himself for service as a director and chairman of the audit committee.

At September 30, 2007, the aggregate number of stock awards outstanding to directors was: Messrs. Hayford, McVicker and Roderick—1,197 shares each; and Mr. Mason—4,537 shares.

(2)	The amount represents $81,570 in retainer fees and $3,000 in meeting fees. Prior to the adoption of the BWAY Holding Independent Director Compensation Policy, Mr. Hayford received an annual cash retainer of $100,000.
(3)	During fiscal 2007, we accrued $94,676 in expenses related to Mr. Hayford’s supplemental executive retirement plan. During 2007, we paid Mr. Hayford $157,500 in benefits under this plan.
(4)	The amount represents $13,478 in retainer fees and $11,000 in meeting fees, each paid in cash.
(5)	The amount represents $31,856 in retainer fees and $4,500 in meeting fees, each paid in cash.
(6)	The amount represents $31,856 in retainer fees and $1,500 in meeting fees, each paid in cash.

Director Stock Ownership Guidelines

The Compensation Committee has not established stock ownership guidelines for our non-management directors.

Other Benefits

We reimburse all directors for travel and other necessary business expenses incurred in performance of their services for us. In addition, we extend coverage to all directors under a directors’ and officers’ indemnity insurance policy.

Fiscal 2008 Directors’ Compensation

In May 2007, the BWAY Holding Board adopted the BWAY Holding Company Independent Director Compensation Policy. The following is a summary of cash compensation for non-management directors pursuant to the policy:

Annual retainer	$40,000
Board or committee meeting fee (excluding audit committee meeting fee to chair)	1,500
Chair of the Audit Committee meeting fee	4,000

In addition, each independent director receives an annual equity-based retainer award with the value at the time of issuance of approximately $50,000. Such award is made at the first Board meeting of each fiscal year in the form of grants of restricted stock and shall vest on the last day of such fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about the number of shares of BWAY Holding common stock beneficially owned at January 8, 2008, by our named executive during fiscal 2007 the most recently completed fiscal year. The table provides similar information for each director, all directors and executive officers as a group, and each person we know who beneficially owns more than 5% of the outstanding shares of BWAY Holding common stock. Unless otherwise indicated in the table or in a footnote, the business address of each person is our corporate address.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned
Kelso Investment Associates VI, L.P(1)	9,928,103	(2)	45.8%
KEP VI, LLC(1)	9,928,103	(2)	45.8%
Thomas R. Wall, IV(1)(3) Director	—		*
David I. Wahrhaftig(1)(3) Director	—		*
Jean-Pierre M. Ergas Executive Chairman and Director	1,285,794	(4)	5.6%
Kenneth M. Roessler President and Chief Executive Officer	630,991	(5)	2.8%
Kevin C. Kern Vice-President of Administration and Chief Financial Officer	231,455	(6)	1.1%
Jeffrey M. O’Connell Vice-President, Treasurer and Secretary	129,181	(7)	*
Thomas K. Linton Senior Vice-President; President and Chief Operating Officer—NAMPAC Division	205,896	(8)	*
Warren J. Hayford Non-Executive Vice-Chairman and Director	1,751,789	(9)	7.8%
Earl L. Mason Director	9,407	(10)	*
Lawrence A. McVicker Director	6,247	(11)	*
David M. Roderick Director	6,247	(12)	*
All Directors and Executive Officers as a Group (11 persons)	4,257,008	(13)	17.1%
Cumberland Associates LLC 1114 Avenue of the Americas New York, NY 10036	1,524,249	(14)	7.0%
ValueAct SmallCap Master Fund, L.P. 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133	1,277,646	(15)	5.9%
Silver Point Capital, L.P. Two Greenwich Plaza Greenwich, CT 06830	1,091,300	(16)	5.0%

*	Less than 1%.
(1)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(2)	The shares of common stock beneficially owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC represents the combined share ownership of Kelso Investment Associates VI, L.P. and KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC, due to their common control, could be deemed to beneficially own each of the other’s shares, but disclaim such beneficial ownership.
(3)	Messrs. Wall and Wahrhaftig, as well as Frank T. Nickell, George E. Matelich, Michael B. Goldberg, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro and James J. Connors, II, may be deemed to share beneficial ownership of shares of common stock owned of record by Kelso Investment Associates VI, L.P. and KEP VI, LLC, by virtue of their status as managing members of KEP VI, LLC and Kelso GP VI, LLC, the general partner of Kelso Investment Associates VI, L.P. Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the shares of common stock owned by Kelso Investment Associates VI, L.P. and KEP VI, LLC but disclaim beneficial ownership of such shares.

(4)	The figure represents options to purchase 1,285,794 shares, which could be exercised within 60 days of January 8, 2008. The options are held by Sagre Group, L.P., a limited partnership of which Mr. Ergas is the managing partner.
(5)	The figure represents options to purchase 630,991 shares, which Mr. Roessler could exercise within 60 days of January 8, 2008.
(6)	The figure represents: (a) 8,508 outstanding shares owned by Mr. Kern; and (b) options to purchase 222,947 shares, which he could exercise within 60 days of January 8, 2008.
(7)	The figure represents: (a) 5,672 outstanding shares owned by Mr. O’Connell; and (b) options to purchase 123,509 shares, which he could exercise within 60 days of January 8, 2008.
(8)	The figure represents: (a) 45,382 outstanding shares owned by Mr. Linton; and (b) options to purchase 160,514 shares, which he could exercise within 60 days of January 8, 2008.
(9)	The figure represents: (a) 6,247 outstanding shares owned by Mr. Hayford; (b) options to purchase 754,074 shares, which he could exercise within 60 days of January 8, 2008; and (c) 991,467 outstanding shares owned by his wife, Marylou Hayford. Mr. Hayford disclaims beneficial ownership of all outstanding shares owned by the Hayford Charitable Remainder Trust.
(10)	The figure represents 9,407 outstanding shares owned by Mr. Mason.
(11)	The figure represents 6,247 outstanding shares owned by Mr. McVicker.
(12)	The figure represents 6,247 outstanding shares owned by Mr. Roderick.
(13)	The figure of outstanding shares and options, as described in the preceding footnotes, excludes shares held by Kelso Investment Associates VI, L.P. and KEP VI, LLC that may be deemed to be beneficially owned by Mr. Wall and Mr. Wahrhaftig.
(14)	As reported on the owner’s most recent Schedule 13G that reported beneficial ownership as of August 8, 2007. Cumberland Associates LLC has sole voting and dispositive power over 1,288,902 shares and shared voting and dispositive power over 235,347 shares.
(15)	As reported on the owner’s most recent Schedule 13D that reported beneficial ownership as of November 14, 2007. ValueAct SmallCap Master Fund, L.P. has shared voting and dispositive power over 1,277,646 shares.
(16)	As reported on the owner’s most recent Schedule 13G that reported beneficial ownership as of December 17, 2007. Silver Point Capital, L.P. has sole voting and dispositive power over 1,091,300 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

For information about BWAY Holding common stock that may be issued under our equity compensation plans as of September 30, 2007, see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Securityholders Agreement

On February 7, 2003, BWAY Holding entered into a securityholders agreement with the Kelso affiliates and certain other securityholders who own common stock and options to purchase common stock of BWAY Holding (the “Non-Kelso Securityholders”). The securityholders agreement provides that Mr. Ergas or a family representative or, with Kelso’s consent, other representative following his death or disability, will be a member of BWAY Holding’s Board until the later of (a) Mr. Ergas no longer serving as either our chief executive officer or chairman of the Board or (b) he or his family or estate selling any of their equity in BWAY Holding. The securityholders agreement also provides that Mr. Hayford or another person he and Mary Lou Hayford designate will be a member of BWAY Holding’s Board (or if BWAY Holding’s Board is composed of 11 or more persons, Mr. and Mrs. Hayford may designate two of BWAY Holding’s directors). Consent of the Kelso affiliates is required for any Hayford designees who are not members of the Hayford family. The Kelso affiliates have the right to designate all of the other members of BWAY Holding’s Board. Mr. Hayford or any Hayford family member Board designee or the disinterested members of BWAY Holding’s Board have the right to approve all affiliate transactions and certain other matters, subject to certain specified exceptions.

The securityholders agreement generally restricts the transfer of shares of common stock owned by the Non-Kelso Securityholders and any of our employees who will, at a later point, become parties to the agreement. Exceptions to this restriction include transfers for estate planning purposes or transfers in connection with certain pledges, so long as any transferee agrees to be bound by the terms of the securityholders agreement. Mr. and Mrs. Hayford have the right to transfer their shares to third parties with the consent of the Kelso affiliates.

In addition, the Non-Kelso Securityholders have “tag-along” rights to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties. Similarly, the Kelso affiliates have “drag-along” rights to cause the Non-Kelso Securityholders to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties. Our employees who are parties to the securityholders agreement are subject to “put” and “call”

rights which, subject to certain exceptions, entitle an employee stockholder to require BWAY Holding to purchase their shares and which entitle BWAY Holding, subject to certain exceptions, to require the employee stockholder to sell their shares to BWAY Holding upon any termination of the stockholder’s employment with BWAY Holding at a price that is dependent upon the circumstances of the termination and further subject to a six-month and one day holding period following the date of acquisition of any shares through the exercise of stock options. The securityholders agreement also contains a provision that requires BWAY Holding to offer certain existing stockholders the right to purchase shares of BWAY Holding upon a new issuance on a pro rata basis, subject to certain exceptions.

Registration Rights Agreement

On February 7, 2003, BWAY Holding entered into a registration rights agreement with the non-Kelso Securityholders. Pursuant to this agreement, the Kelso affiliates have the right to make an unlimited number of requests that BWAY Holding register their shares under the Securities Act of 1933, as amended, and, following the first anniversary of an initial public offering, Mr. and Mrs. Hayford have the right to make up to two requests for such registration. In any demand registration, all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions. In addition, if BWAY Holding proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the holders of registration rights under the registration rights agreement have the right to include their shares in the registration statement, subject to certain conditions.

Nominating Agreement

In June 2007, BWAY Holding entered into a Nominating Agreement with the Kelso affiliates. Under the Nominating Agreement, so long as the aggregate beneficial ownership percentage of Kelso and their affiliates, including any shares of common stock over which Kelso or their affiliates have voting or dispositive power, in the total outstanding shares of BWAY Holding common stock exceeds the percentages set forth in the table below, we will include in the slate of nominees recommended to our stockholders for election as directors the number of individuals designated by Kelso set forth opposite the applicable percentage:

Ownership Percentage	Number of Kelso Designees
Less than 15% but equal to or greater than 5%	1 individual
Less than 30% but equal to or greater than 15%	2 individuals
30% or greater	3 individuals

Kelso Arrangements

In June 2007, we paid Kelso a one-time advisory fee termination payment of $5.0 million. Prior to the termination payment, we paid Kelso annual financial advisory fee of $0.5 million, which was prorated in fiscal 2007 through the date of the termination payment. Kelso will continue to provide advisory services (without a fee), and we will reimburse them for their expenses incurred and indemnify them, each in connection with any services provided to us on a going forward basis.

Review of Related Party Transactions

Prior to entering into a related party transaction, the Board reviews such transaction for any conflicts of interest or unfavorable terms relative to a similar arms-length transaction. The Board may approve a related party transaction based on its review of the transaction and its determination that said transaction is in the best interests of the company.

Director Independence

With the adoption of its Corporate Governance Principles, the Board established independence standards consistent with the requirements of the SEC and NYSE corporate governance rules, as applicable. To be considered independent under the NYSE rules, the Board must affirmatively determine that a director or director nominee does not have a material relationship with BWAY Holding (directly, or as a partner, stockholder or officer of an organization that has a relationship with BWAY Holding). In addition, NYSE rules provide that no director or director nominee may be deemed independent if the director or director nominee

— has in the past three years:

•

Received (or whose immediate family member has received as a result of service as an executive officer) more than $100,000 during any 12-month period in direct compensation from BWAY Holding, other than director and committee fees and certain pension payments and other deferred compensation;

•	Been an employee of BWAY Holding;

•	Had an immediate family member who was an executive officer of BWAY Holding;

•	Worked on (or whose immediate family member has worked on) our audit as a partner or an employee of our internal or independent auditor; or

•	Been (or whose immediate family member has been) employed as an executive officer of another company whose compensation committee at that time included a present executive officer of BWAY Holding; or

— is:

•

A partner or employee of our internal or independent auditor (or whose immediate family member is currently a partner of such firm or is employed in the audit, assurance or tax compliance practice of such firm); or

•

An employee (or has an immediate family member who is an executive officer) of another company that makes payments to BWAY Holding, or receives payments from BWAY Holding, for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues.

Under our director independence standards described above, the Board has determined that each director, with the exception of Messrs. Ergas, Wahrhaftig and Wall, is independent. The Board based these determinations primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations, and family and other relationships, and on discussions with the directors. Mr. Ergas is not considered independent since until December 31, 2007 he was an employee of the Company. Messrs. Wahrhaftig and Wall are not considered independent since they are managing members of Kelso, to whom we paid approximately $5.4 million in fiscal 2007 (see “Kelso Arrangements” above).

With the exception of Mr. Wahrhaftig, all of the members of the Audit Committee are considered to be independent, and with the exception of Mr. Wall, all of the members of the Compensation Committee and of the Nominating and Corporate Governance Committee are considered to be independent.

Item 14.	Principal Accountant Fees and Services

Fees paid to Deloitte & Touche LLP—Audit and non-audit fees

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual financial statements for the years ended September 30, 2007 and October 1, 2006 and fees billed for tax and other services rendered by Deloitte & Touche during those periods. All of the following fees were approved by the Audit Committee pursuant to the committee’s pre-approval policy.

(Dollars in Millions)

Service Type	Fiscal 2007	Fiscal 2006
Audit Fees	$0.8	$0.7
Audit-Related Fees(1)	0.3	0.1
Tax Fees(2)	0.1	0.3
All Other Fees	—	—

Total	$1.2	$1.1

(1)	Audit Related Fees consist of the assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. We have included in this category fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers and acquisitions, review of filings related to the registration of BWAY Holding’s common stock, review of filings related to mergers and acquisitions and accounting consultations regarding the application of GAAP to proposed transactions.
(2)	Tax Fees consist of the aggregate fees billed for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the accounting, auditing, and reporting practices of the Company. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk, and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation, and oversight of the independent registered public accounting firm engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditors and the independent registered public accounting firm auditor in carrying out its oversight responsibilities.

The Audit Committee approves all fees incurred by us from Deloitte & Touche.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-43.

(2)	The Financial Statement Schedules listed in the Index to the Financial Statement Schedules on page S-1. Financial Statement Schedules not included in the Index are not applicable.

(3)	The Exhibits listed in the Index to Exhibits at page 74.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K/A or are incorporated by reference. See the Index to Exhibits at page 74.

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

BWAY HOLDING COMPANY
(Registrant)

Date: January 28, 2008	By	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

BWAY CORPORATION
(Registrant)

Date: January 28, 2008	By	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on January 28, 2008.

Signatures	Title

/s/ Jean-Pierre M. Ergas	Non-Executive Chairman and Director
Jean-Pierre M. Ergas

/s/ Kevin C. Kern Kevin C. Kern	Vice-President of Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Warren J. Hayford	Non-Executive Vice-Chairman and Director
Warren J. Hayford

/s/ Earl L. Mason	Director
Earl L. Mason

/s/ Lawrence A. McVicker	Director
Lawrence A. McVicker

/s/ David M. Roderick	Director
David M. Roderick

/s/ David I. Wahrhaftig	Director
David I. Wahrhaftig

/s/ Thomas R. Wall, IV	Director
Thomas R. Wall, IV

INDEX TO EXHIBITS

Exhibit Number	Description
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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, the Registrant has not filed as exhibits to the Form 10-K/A certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the Registrant, on a consolidated basis. The Registrant hereby agrees to furnish copies of all such instruments to the Commission upon request.

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

10.35	Form of Nominating Agreement by and among BWAY Holding Company, Kelso Investment Associates VI, L.P. and KEP VI.(5)

10.36	Form of Letter Agreement between BWAY Corporation and Kelso & Company, L.P.(5)

10.37	Form of Director Indemnification Agreement.(5)

18.1	Letter Regarding Change in Accounting Principle (BWAY Holding Company).(7)

18.2	Letter Regarding Change in Accounting Principle (BWAY Corporation).(7)

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 1995 (File No. 0-26178).
(2)	Incorporated by reference to BWAY Corporation’s Registration Statement filed on October 31, 2003 on Form S-4 (File No. 333-104388).
(3)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-12415).
(4)	Incorporated by reference to BWAY Corporation’s Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-12415).
(5)	Incorporated by reference to BWAY Holding Company’s Registration Statement on Form S-1 filed June 12, 2007 (File No. 333-141174).
(6)	Incorporated by reference to BWAY Corporation’s Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-12415).
(7)	Incorporated by reference to BWAY Holding Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 1-33527).

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