Form 10-Q
period 2007-12-30
BWAY Holding CO; BWAY CORP
filed 2008-02-13
CIK 1392179, 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

December 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Registrant	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
BWAY Holding Company	☐	☐	☒	☐
BWAY Corporation	☐	☐	☒	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

(Response applicable to all registrants).

Registrant	Description of Common Stock	Shares Outstanding at February 11, 2008
BWAY Holding Company	Par Value $0.01 per share	21,680,937
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended December 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BWAY HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	December 30, 2007	September 30, 2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$23,772	$53,423
Accounts receivable, net of allowance for doubtful accounts of $1,884 and $1,741	96,052	107,151
Inventories, net	130,544	111,792
Income taxes receivable	9,426	6,162
Deferred tax assets	8,065	7,928
Other	5,346	5,789

TOTAL CURRENT ASSETS	273,205	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	144,920	141,750

OTHER ASSETS
Goodwill	254,906	253,618
Other intangible assets, net	155,533	159,214
Deferred financing costs, net of accumulated amortization of $6,693 and $6,156	8,553	9,074
Other	2,418	2,032

TOTAL OTHER ASSETS	421,410	423,938

TOTAL ASSETS	$839,535	$857,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$121,970	$132,890
Accrued salaries and wages	10,977	11,146
Accrued interest	5,877	12,074
Accrued rebates	11,757	10,089
Current portion of long-term debt	2,699	2,284
Other	14,332	17,269

TOTAL CURRENT LIABILITIES	167,612	185,752

LONG-TERM DEBT	423,377	423,314

OTHER LIABILITIES
Deferred tax liabilities	69,511	69,786
Other	23,830	21,825

TOTAL OTHER LIABILITIES	93,341	91,611

TOTAL LIABILITIES	684,330	700,677

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 200,000,000 and 23,995,088 shares authorized; 21,660,737 shares issued and outstanding	217	217
Additional paid-in capital	127,621	125,853
Retained earnings	24,701	28,808
Accumulated other comprehensive income	2,666	2,378

TOTAL STOCKHOLDERS’ EQUITY	155,205	157,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,535	$857,933

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Dollars in thousands except per share amounts)	December 30, 2007	December 31, 2006
NET SALES	$217,387	$202,376

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	196,872	178,350
Depreciation and amortization	11,127	11,398
Selling and administrative expense	5,880	4,215
Restructuring charge	24	39
Interest expense, net	9,455	9,403
Other expense, net	134	57

TOTAL COSTS AND EXPENSES	223,492	203,462

LOSS BEFORE INCOME TAXES	(6,105)	(1,086)
Benefit from income taxes	(2,202)	(479)

NET LOSS	$(3,903)	$(607)

NET LOSS PER SHARE (NOTE 7)
Basic and Diluted	$(0.18)	$(0.03)

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY HOLDING COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,903)	$(607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,123	7,517
Amortization of other intangible assets	4,004	3,881
Amortization of deferred financing costs	533	525
Provision for (benefit from) doubtful accounts	143	(391)
Loss (gain) on disposition of property, plant and equipment	28	(5)
Deferred income taxes	(137)	(1,601)
Stock-based compensation expense	1,768	223
Changes in assets and liabilities
Accounts receivable	11,113	18,170
Inventories	(18,656)	(6,261)
Other assets	533	(1,538)
Accounts payable	(9,364)	(27,332)
Accrued and other liabilities	(6,954)	(7,724)
Income taxes	(3,219)	1,079

NET CASH USED IN OPERATING ACTIVITIES	(16,988)	(14,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,306)	(5,273)
Other	2	1

NET CASH USED IN INVESTING ACTIVITIES	(12,304)	(5,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(144)	(20,122)
Principal repayments under capital leases	(41)	(55)

NET CASH USED IN FINANCING ACTIVITIES	(185)	(20,177)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(174)	(263)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,651)	(39,776)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,423	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,772	$11,203

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$15,178	$13,002
Income taxes	1,728	38
Non-cash investing and financing activities:
Amounts owed for capital expenditures	1,226	462

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	December 30, 2007	September 30, 2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$23,772	$53,423
Accounts receivable, net of allowance for doubtful accounts of $1,884 and $1,741	96,052	107,151
Inventories, net	130,544	111,792
Income taxes receivable	9,426	6,162
Deferred tax assets	8,065	7,928
Other	5,346	5,789

TOTAL CURRENT ASSETS	273,205	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	144,920	141,750

OTHER ASSETS
Goodwill	254,906	253,618
Other intangible assets, net	155,533	159,214
Deferred financing costs, net of accumulated amortization of $6,693 and $6,156	8,553	9,074
Other	2,418	2,032

TOTAL OTHER ASSETS	421,410	423,938

TOTAL ASSETS	$839,535	$857,933

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$121,970	$132,890
Accrued salaries and wages	10,977	11,146
Accrued interest	5,877	12,074
Accrued rebates	11,757	10,089
Current portion of long-term debt	2,699	2,284
Other	14,332	17,269

TOTAL CURRENT LIABILITIES	167,612	185,752

LONG-TERM DEBT	423,377	423,314

OTHER LIABILITIES
Deferred tax liabilities	69,511	69,786
Other	23,830	21,825

TOTAL OTHER LIABILITIES	93,341	91,611

TOTAL LIABILITIES	684,330	700,677

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 500 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	134,364	132,596
Retained earnings	18,175	22,282
Accumulated other comprehensive income	2,666	2,378

TOTAL STOCKHOLDER’S EQUITY	155,205	157,256

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$839,535	$857,933

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006
NET SALES	$217,387	$202,376

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	196,872	178,350
Depreciation and amortization	11,127	11,398
Selling and administrative expense	5,880	4,215
Restructuring charge	24	39
Interest expense, net	9,455	9,403
Other expense, net	134	57

TOTAL COSTS AND EXPENSES	223,492	203,462

LOSS BEFORE INCOME TAXES	(6,105)	(1,086)
Benefit from income taxes	(2,202)	(479)

NET LOSS	$(3,903)	$(607)

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,903)	$(607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,123	7,517
Amortization of other intangible assets	4,004	3,881
Amortization of deferred financing costs	533	525
Provision for (benefit from) doubtful accounts	143	(391)
Loss (gain) on disposition of property, plant and equipment	28	(5)
Deferred income taxes	(137)	(1,601)
Stock-based compensation expense	1,768	223
Changes in assets and liabilities
Accounts receivable	11,113	18,170
Inventories	(18,656)	(6,261)
Other assets	533	(1,538)
Accounts payable	(9,364)	(27,332)
Accrued and other liabilities	(6,954)	(7,724)
Income taxes	(3,219)	1,079

NET CASH USED IN OPERATING ACTIVITIES	(16,988)	(14,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,306)	(5,273)
Other	2	1

NET CASH USED IN INVESTING ACTIVITIES	(12,304)	(5,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(144)	(20,122)
Principal repayments under capital leases	(41)	(55)

NET CASH USED IN FINANCING ACTIVITIES	(185)	(20,177)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(174)	(263)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,651)	(39,776)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	53,423	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,772	$11,203

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$15,178	$13,002
Income taxes	1,278	38
Non-cash investing and financing activities:
Amounts owed for capital expenditures	1,226	462

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

BWAY HOLDING COMPANY AND SUBSIDIARIES

BWAY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared without audit. The consolidated financial statements of BWAY Holding Company (“BWAY Holding”) include the accounts of BWAY Holding and its wholly owned subsidiary, BWAY Corporation, on a consolidated basis (“BWAY”). The consolidated financial statements of BWAY include the accounts of BWAY Corporation and its subsidiaries, each wholly-owned. In these notes, BWAY Holding and BWAY are collectively referred to as the “Company,” “we” or “our.”

These statements and the accompanying notes should be read in conjunction with our Annual Report on Form 10-K/A for the year ended September 30, 2007 (the “Annual Report”). The unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

These Notes to Unaudited Consolidated Financial Statements apply equally to BWAY Holding and BWAY with the exception of Notes 7 and 12, which are only applicable to BWAY Holding and BWAY, respectively.

Results of operations for the three months ended December 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Unless otherwise stated, references to years herein relate to fiscal years.

Business and Segment Information

BWAY Holding is a holding company without independent operations. BWAY is the operating subsidiary of BWAY Holding, and it manufactures and distributes metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and sell primarily to customers located in these geographic markets. We report two segments—metal packaging and plastics packaging. See Note 10, Business Segments, for a discussion of our business segments.

In March 2007, BWAY Holding filed with the United States Securities and Exchange Commission (the “SEC”), a registration statement on Form S-1 under the Securities Act related to its common stock. The SEC declared the registration statement effective on June 12, 2007 and on June 13, 2007, BWAY Holding common stock began trading on the New York Stock Exchange under the ticker symbol “BWY.” In this initial public offering of BWAY Holding common stock, certain selling stockholders, including Kelso (as defined below), our executive chairman and another member of the board, offered 10,039,216 shares at an issue price of $15.00 per share to the public, which represented a portion of their BWAY Holding common stock (the “IPO” or the “public offering”). We did not receive any proceeds from the offering.

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

Our fiscal year ends on the Sunday closest to September 30. Our North America Packaging Corporation (“NAMPAC”) and ICL Industrial Containers ULC (“ICL”) subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30. NAMPAC and ICL are included in the consolidated financial statements as of and for the three months ended December 31, 2007. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

Prior Acquisitions

On July 17, 2006, we acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by our subsidiary, ICL.

On January 30, 2007, we acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd., which was headquartered in Toronto and produced steel pails for distribution primarily in Canada (the “Vulcan Acquisition”). The acquired business is included in our metal packaging segment and the results of operations of the acquired Vulcan business are included in the consolidated financial statements from the date of acquisition. In February 2007, we committed to a plan to consolidate the Vulcan business with and into our ICL operations. As a result, we closed the manufacturing facilities and terminated approximately 100 employees. As part of the purchase price allocation, we recorded a reorganization liability of approximately $3.4 million, which consisted of severance payments and facility closure costs (see Note 6, Restructuring and Reorganization Liabilities).

Recently Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. Under FIN 48, the consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. We adopted the provisions of FIN 48 effective October 1, 2007.

As a result of the implementation of FIN 48, we recorded an increase in the liability for unrecognized tax benefits of approximately $1.1 million. This increase was recorded as (i) a reduction to the beginning balance of retained earnings of $0.2 million and (ii) an increase to goodwill of $0.9 million related to pre-acquisition tax contingencies of our NAMPAC subsidiary. As of October 1, 2007, the gross amount of unrecognized tax benefits was approximately $1.7 million, exclusive of interest and penalties. Of this balance, approximately $0.7 million would benefit the effective tax rate, if recognized. We do not expect significant changes in the amount of unrecognized tax benefits for the remainder of 2008. As we do not expect any of the liabilities related to unrecognized tax benefits to be paid within one year, we have classified our liability for uncertain tax positions, including the liability for penalties and interest, as other non-current liabilities. Our gross accrual for interest and penalties related to unrecognized tax benefits was approximately $0.4 million upon adoption of FIN 48. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Interest accrued on uncertain tax positions for the quarter ended December 30, 2007 was immaterial.

We file federal, state and local income tax returns in the U.S., Puerto Rico and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years prior to fiscal 2004.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in our fiscal 2010.

2.	INVENTORIES

(Dollars in thousands)	December 30, 2007	September 30, 2007
Raw materials	$45,262	$30,583
Work-in-progress	42,706	43,140
Finished goods	42,576	38,069

INVENTORIES	$130,544	$111,792

3.	GOODWILL AND OTHER INTANGIBLES

Change in the net carrying amount of goodwill by reportable segment during the first quarter of 2008:

(Dollars in thousands)	Metal Packaging	Plastic Packaging	Total
BALANCE, SEPTEMBER 30, 2007	$122,572	$131,046	$253,618
Currency translation adjustment	111	270	381
Adjustment as a result of adopting FIN 48(1)	—	907	907

BALANCE, DECEMBER 30, 2007	$122,683	$132,223	$254,906

(1)	The adjustment relates to uncertain tax positions of our NAMPAC subsidiary for periods prior to our acquisition in July 2004. The amount is recorded as an adjustment to goodwill rather than to beginning retained earnings, as would generally be the case for a FIN 48 implementation liability adjustment, as the uncertain tax positions relate to pre-acquisition tax contingencies.

Identifiable intangible assets by major asset class:

	December 30, 2007			September 30, 2007
December 30, 2007 and September 30, 2007 (Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLE ASSETS
Customer relationships	$187,024	$(51,344)	$135,680	$186,707	$(47,791)	$138,916
Tradenames	26,408	(7,168)	19,240	26,369	(6,684)	19,685
Noncompetition agreements	401	(401)	—	401	(401)	—

	213,833	(58,913)	154,920	213,477	(54,876)	158,601

UNAMORTIZABLE INTANGIBLE ASSETS
Technology	613	—	613	613	—	613

TOTAL OTHER INTANGIBLE ASSETS	$214,446	$(58,913)	$155,533	$214,090	$(54,876)	$159,214

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected amortization expense is as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2008 (remaining nine months)	$11,915
2009	15,324
2010	15,227
2011	14,547
2012	13,921
Thereafter	83,986

$154,920

4.	LONG-TERM DEBT

(Dollars in thousands)	December 30, 2007	September 30, 2007
LONG TERM DEBT
10% USD senior subordinated notes due October 2010	$200,000	$200,000
Variable rate USD term loan maturing July 2013	169,500	169,500
Variable rate CAD term loan maturing July 2013	56,576	56,098

	426,076	425,598
Less: Current portion	(2,699)	(2,284)

LONG TERM DEBT, NET OF CURRENT PORTION	$423,377	$423,314

The current portion of long-term debt as of December 30, 2007 includes a scheduled payment of $0.4 million on the U.S. Term Loan that was due and paid on December 31, 2007.

The weighted-average interest rate on variable rate credit facility borrowings as of December 30, 2007 and September 30, 2007 was approximately 6.9% and 7.1%, respectively.

Scheduled maturities of long-term debt:

(Dollars in thousands)
FISCAL YEAR ENDING
2008 (remaining nine months)	$2,130
2009	2,274
2010	2,274
2011	202,274
2012	2,274
Thereafter	214,850

$426,076

Of the $2.3 million maturing in fiscal 2009, $0.6 million is included in the current portion of long-term debt in the unaudited consolidated balance sheets as of December 30, 2007.

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

The Senior Notes are governed by an Indenture dated as of November 27, 2002 with The Bank of New York, as trustee, as assumed by BWAY on February 7, 2003 and as amended from time to time (the “Indenture”). The Senior Notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on its assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer or sell assets. These covenants are subject to a number of important limitations and exceptions, which are more fully described in the Indenture. At December 30, 2007, we were in compliance with all applicable covenants related to the Senior Notes.

BWAY may redeem some or all of these notes at redemption prices specified in the Indenture (103.33% for the twelve month period beginning October 15, 2007 and declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require BWAY to repurchase the notes at 101% of the principal amount.

Credit Facility

Our credit facility consists of a $190.0 million B Term Loan (the “U.S. Term Loan”), a $50.0 million revolving credit facility (the “U.S. Revolver”), a Cdn$56.4 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a US$5.0 million equivalent revolving credit facility (the “Canadian Revolver”), (collectively, the “Credit Facility”). BWAY is the borrower of the U.S. Term Loan and only BWAY can borrow on the U.S. Revolver. ICL is the borrower on the Canadian Term Loan and only ICL can borrow on the Canadian Revolver.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the U.S. Term Loan and the U.S. and Canadian Revolvers mature April 15, 2010 and the Canadian Term Loan matures July 18, 2011.

The U.S. Term Loan is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Interest accrues on Base Rate Loans at a fixed margin of 0.75% plus the greater of the federal funds rate plus 0.5% or the Prime Lending Rate and on Eurodollar Loans at a Eurodollar Rate (as defined in the credit agreement) plus a fixed margin of 1.75%. At December 30, 2007, the effective interest rate on outstanding U.S. Term Loan borrowings was approximately 6.9%.

The U.S. Revolver is denominated in U.S. dollars and, at the option of the borrower, may consist of a Base Rate Loan or a Eurodollar Loan, each as defined in the credit agreement. Any outstanding borrowings are due at maturity. Interest accrues on Base Rate Loans at a variable margin ranging from 0.25% to 1.00% plus the greater of either the federal funds rate plus 0.5% or the administrative agent’s “prime lending rate.” Interest accrues on Eurodollar Loans at a Eurodollar Rate plus a variable margin ranging from 1.25% to 2.00%. The applicable margin for either the Base Rate or Eurodollar loans is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement.

The Canadian Term Loan is denominated in Canadian dollars and, at the option of the borrower, may consist of a Canadian Prime Rate Loan or a B/A Discount Rate Loan, each as defined in the credit agreement. Interest accrues on Canadian Prime Rate Loans at the greater of DB Canada’s “prime rate” or CDOR plus 0.75% plus a fixed margin of 1.0% and on B/A Discount Rate Loans at CDOR plus a fixed margin of 2.0%. At December 30, 2007, the effective interest rate on outstanding Canadian Term Loan borrowings was approximately 7.0%.

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

The U.S. Term Loan and Canadian Term Loan are subject to scheduled quarterly repayments of approximately $0.4 million and Cdn$141 thousand (approximately US$143 thousand equivalent at December 30, 2007), respectively, that continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loans may not be reborrowed.

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

As of December 30, 2007, we had $6.6 million and $0.2 million in standby letter of credit commitments that reduced our available borrowings to $43.4 million and $4.8 million under the U.S. Revolver and Canadian Revolver, respectively. As of December 30, 2007 and September 30, 2007, there were no U.S. Revolver or Canadian Revolver borrowings outstanding.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. We are also required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. At December 30, 2007, we were in compliance with all applicable covenants contained in the credit agreement.

Deferred Financing Costs

We incurred $8.0 million in financing costs related to the underwriting and registration of the Senior Notes, and we are amortizing these costs to interest expense over the term of the notes. As of December 30, 2007 and September 30, 2007, there were $2.9 million and $3.2 million, respectively, of the deferred costs remained to be amortized.

We are amortizing approximately $6.1 million in deferred financing costs related to the Term Loans to interest expense over the term of the loans in proportion to the outstanding principal, which approximates the effective yield method. We are amortizing approximately $1.2 million in deferred financing costs related to the Revolvers on a straight-line basis over the term of the Revolvers, which approximates the effective yield method. At December 30, 2007 and September 30, 2007, approximately $5.7 million and $5.9 million of deferred costs associated with the Credit Facility were unamortized.

5.	EMPLOYEE BENEFIT OBLIGATIONS

Employee benefit obligation liabilities:

(Dollars in thousands)	December 30, 2007	September 30, 2007
Defined benefit pension liability	$672	$865
Retiree medical and other postretirement benefits	7,045	6,968
Deferred compensation	6,557	6,576

EMPLOYEE BENEFIT OBLIGATION LIABILITIES	$14,274	$14,409

As of December 30, 2007, approximately $1.2 million and $13.1 million of the employee benefit obligation liabilities were recorded in current liabilities and other long-term liabilities, respectively. At September 30, 2007, approximately $1.2 million and $13.2 million of the employee benefit obligation liabilities were recorded in current liabilities and other long-term liabilities, respectively.

Components of net periodic benefit cost:

	Defined Benefit Pension Plans		Other Postretirement Benefits
	Three Months Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$1	$1
Interest cost	164	169	101	99
Expected return on plan assets	(191)	(170)	—	—
Recognized net actuarial loss	—	1	16	18

NET PERIODIC BENEFIT COST	$(27)	$—	$118	$118

6.	RESTRUCTURING AND REORGANIZATION LIABILITIES

The following table sets forth changes in our restructuring and reorganization liabilities from September 30, 2007 to December 30, 2007. The nature of the liabilities has not changed from that previously reported in the Annual Report. The liabilities are included in other current liabilities as of September 30, 2007 and December 30, 2007. The restructuring and reorganization liabilities relate to the Plastic Packaging segment and Metal Packaging segment, respectively.

(Dollars in millions)	Balance September 30, 2007	Expenditures	Balance December 30, 2007
FACILITY CLOSURE COSTS
Restructuring Liability	$0.5	$(0.1)	$0.4
Reorganization Liability	0.8	(0.6)	0.2

TOTALS	$1.3	$(0.7)	$0.6

7.	NET LOSS PER SHARE

The following table shows the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended
(Amounts in thousands except per share amounts)	December 30, 2007	December 31, 2006
BASIC AND DILUTED NET LOSS PER SHARE
Net loss	$(3,903)	$(607)

Weighted-average number of shares outstanding	21,661	20,525

BASIC AND DILUTED NET LOSS PER SHARE	$(0.18)	$(0.03)

All common stock equivalents have been excluded in the computation of diluted earnings per share for the three months ended December 30, 2007 and December 31, 2006 because their effect would have been antidilutive.

8.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The following table summarizes non-cash stock-based compensation expense included in the statements of operations by line item for the three months ended December 30, 2007 and December 31, 2006. All amounts are included in undistributed corporate expense in the business segment disclosure (see Note 10, Business Segments).

	Three Months Ended
(Amounts in thousands except per share amounts)	December 30, 2007	December 31, 2006
STOCK BASED COMPENSATION EXPENSE INCLUDED IN:
Cost of products sold (excluding depreciation and amortization)	$477	$42
Selling and administrative expense	1,291	181

	$1,768	$223

The expense related to the vesting condition modifications in the third quarter of 2007, as further described below, included in cost of products sold (excluding depreciation and amortization) and selling and administrative expense for the three months ended December 30, 2007 was $0.5 million and $1.3 million, respectively.

Summary of Stock-Based Compensation Plans

BWAY Holding Company 2007 Annual Incentive Plan On May 23, 2007, the Board approved, upon the recommendation of the Compensation Committee, the BWAY Holding Company 2007 Annual Incentive Plan (the “Omnibus Incentive Plan”). The plan provides for awards of up to 2,057,898 shares of BWAY Holding common stock, which may be in the form of stock options, stock appreciation rights, performance-based awards, restricted stock, restricted stock units or deferred stock. The Omnibus Incentive Plan will terminate on May 23, 2017 unless terminated earlier. Termination of the Omnibus Incentive Plan will not affect grants made prior to the termination. In the first quarter of 2008, options to acquire 25,000 shares were granted, and as of December 30, 2007, there were 1,995,898 options available for grant under the Omnibus Incentive.

As of December 30, 2007, all options outstanding under the Omnibus Incentive Plan were service options, which will vest annually in three equal tranches beginning on the first anniversary of the grant date.

BCO Holding Company Stock Incentive Plan In July 2004, the Board approved the Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”). Under the Holding Incentive Plan, 4,480,797 shares of BWAY Holding’s common stock are subject to options. The Holding Incentive Plan will terminate on February 7, 2013 unless terminated earlier. Termination of the Holding Incentive Plan will not affect grants made prior to the termination. Under the Holding Incentive Plan, there were no grants in the first three months of 2008 and as of December 30, 2007, there were 286,738 options available for grant.

As of December 30, 2007, unvested options outstanding under the Holding Incentive Plan will become vested in three equal tranches based on an average per share closing price of BWAY Holding Company common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche, as follows:

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

In the third quarter of 2007, the Board approved the vesting modification noted above. As a result of the modification, we determined the fair value of such options on the modification date, which will be recognized as stock-based compensation expense over the derived service period. Because the vesting is based on market conditions, we used a Monte Carlo simulation model to determine the fair value of the options. The derived service period for these exit options is the median period of time until the market condition is met, as determined by the simulation model. We determined a modification date fair value of approximately $11.3 million and a service period of approximately 1.6 years. In the first quarter of 2008, we recognized $1.8 million of stock-based compensation related to these modified options.

The following inputs were used in the Monte Carlo simulation model to determine fair value: (i) risk-free interest rate ranging from 4.6% to 5.4%; (ii) no dividends; and (iii) expected volatility ranging from 38.5% to 49.1%.

The weighted-average fair value at the grant date for options granted during the first three months of 2008 was $9.90 per option, which was estimated utilizing a Black-Scholes valuation model with the following weighted-average assumptions: (i) no dividend yield on BWAY Holding’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 3.6%; and (iv) an expected option term of 6.0 years.

Holding Long-Term Incentive Plan As a result of the Transaction in 2003, which was a change in control event under the incentive plan in effect at the time, all then outstanding options immediately vested and became exercisable. Certain members of management entered into exchange agreements with BWAY Holding whereby their then outstanding options were exchanged for new options to acquire BWAY Holding common stock (the “Exchange Options”) under the Holding Long-Term Incentive Plan (“Holding LTIP”). The Exchange Options were fully vested and were issued with substantially the same terms and conditions in effect immediately prior to the exchange. All other options then outstanding were cancelled in exchange for lump sum payments. The plan terminated on May 31, 2005; however, the termination of the plan did not adversely affect any outstanding options granted under the plan.

9.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

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

We incurred capital expenditures of approximately $0.2 million in the first three months of 2008 and expect to incur approximately $1.0 million in capital expenditures in the remainder of 2008, each to comply with certain environmental laws at a facility related to the ICL Acquisition.

We received a letter dated March 14, 2007 from the EPA stating that corrective action is required at our Cincinnati facility to address suspected areas of concern and potential releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to our ownership of the site. The EPA has requested that we enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act with respect to corrective action obligations. We are working with the EPA to address their concerns and have notified a former owner of the site that we believe has indemnity obligations to us with respect to the EPA’s claim.

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

We record reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. We had accrued liabilities of approximately $0.3 million at December 30, 2007 and September 30, 2007. However, our future expenditures related to these matters may exceed the amounts accrued.

Self-Insurance

The majority of our medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our liability related to workers’ compensation using actuarial data based on filed claims, and we determine our liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.3 million and $7.6 million at December 30, 2007 and September 30, 2007, respectively.

Litigation

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.5 and $0.4 million at December 30, 2007 and September 30, 2007, respectively, related to pending litigation matters, other than as discussed below.

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

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. As of September 30, 2007, we had accrued approximately $0.2 million in legal fees and expenses related to these matters. There were no amounts to accrue related to legal fees and expenses as of December 30, 2007.

The lawsuits have been tendered to Armstrong’s insurers for which Armstrong had policies in place during the potentially relevant time period (and of which it is aware), which currently is from around 1972 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date. A few recently identified insurers still are trying to determine whether or not they insured Armstrong, and therefore have not yet agreed to participate in the defense of these cases.

Notwithstanding the above, one of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in Wisconsin state court on May 21, 2007, which is styled as Liberty Mutual Insurance Company v. BWAY Corporation, Armstrong Containers, Inc., and Anthony Johnson, Demond’Dre Myers, and Jamara Ruffin, Case No. 07-CV-005625, Case Code 30701, in the Circuit Court of Milwaukee County, Wisconsin. In the lawsuit, Liberty seeks a declaration that it is not required to defend or indemnify BWAY or Armstrong, under three insurance policies that Liberty issued to BWAY, in connection with three of the Wisconsin personal injury lead paint lawsuits: (1) Anthony Johnson v. SJM Properties, LLC, et al., Case No. 07-CV-0000343, in the Circuit Court of Milwaukee County, Wisconsin; (2) Demond’Dre Myers v. Brenda Scott, et al., Case No. 06-CV-012658, in the Circuit Court of Milwaukee County, Wisconsin; and (3) Perrion Ruffin, et al. v. Perry Gladney, et al., Case No. 06-CV-012650, in the Circuit Court of Milwaukee County, Wisconsin. The policy period for the Liberty Mutual policies at issue begins on October 1, 2004 and ends on October 1, 2007.

In the Wisconsin declaratory judgment action, Liberty argues that there are a number of reasons why it is not obligated to defend or indemnify BWAY or Armstrong under the subject policies, including on the ground that the “pollution exclusion” clause contained in these policies bars coverage for lead paint claims under Wisconsin law. The 2006-2007 policy also contains a specific lead exclusion.

Armstrong and BWAY responded to the complaint in the Wisconsin declaratory judgment action by removing this case to federal court. Armstrong and BWAY also filed a motion to dismiss this lawsuit based on a lack of jurisdiction. Around the same time, Liberty filed a motion to remand this case from federal court to state court. Liberty’s motion to remand and Armstrong/BWAY’s motion to dismiss have been fully briefed and currently are pending before the court. Armstrong/BWAY requested oral argument on the motions, but have not heard back from the court as to whether it will grant oral argument.

Shortly after receiving copies of Liberty’s Wisconsin declaratory judgment complaint, Armstrong filed a declaratory judgment action in Georgia state court, which is styled as Armstrong Containers, Inc. v. Liberty Mutual Insurance Company, Anthony Johnson, Demond’Dre Myers, and Jamara Ruffin, Civil Action No. 07A-05222-2, in the Superior Court of Gwinnett County, State of Georgia. In that action, Armstrong seeks to have many of the same coverage issues resolved by a Georgia court. Armstrong served written discovery upon Liberty Mutual along with its complaint. Liberty Mutual answered the complaint and later moved to stay discovery in the Georgia action, arguing that any discovery should be undertaken in the Wisconsin declaratory judgment action.

No discovery has been served upon Armstrong or BWAY in either of these actions.

In early September 2007, Liberty and Armstrong/BWAY reached an agreement to stay both of the declaratory judgment actions while they attempted to reach an agreement with respect to the coverage issues. On September 24, 2007, the Wisconsin Court entered an order staying the case until December 13, 2007. The Georgia Court entered a similar order on September 17, 2007, staying the case until December 13, 2007. The stays in both the Wisconsin and Georgia actions recently were extended through February 14, 2008.

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

Letters of Credit

At December 30, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.8 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

At December 30, 2007, approximately 28% of our hourly workforce was covered by ten separate collective bargaining agreements. Of our ten collective bargaining agreements, our agreements with four, representing approximately 24% of our unionized employees, will become amendable in 2008. A union representing the majority of hourly employees at our plastics manufacturing facility in Etobicoke (Canada) was organized in December 2007.

Commodity Risk

We are subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials we use in our manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

10.	BUSINESS SEGMENTS

Our operations are organized and reviewed by management along our product lines in two reportable segments, Metal Packaging and Plastic Packaging. We differentiate the segments based on the nature of the products they offer. The primary raw material and manufacturing process are unique for each segment. A further description of each business segment and of our Corporate services area follows:

Metal Packaging. Metal Packaging includes the metal packaging products manufactured and distributed by BWAY and ICL. Principal products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate reportable segment of the Company with management and production facilities and manufacturing processes distinct from our Plastic Packaging Division.

Plastic Packaging. Plastic Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and ICL. Principal products in this segment include open-head and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic Packaging is a separate reportable segment of the Company with production facilities and manufacturing processes distinct from our Metal Packaging segment.

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

The following sets forth certain financial information attributable to our business segments for the three months ended December 30, 2007 and December 31, 2006:

	Three Months Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006
NET SALES
Metal packaging	$124,400	$118,874
Plastic packaging	92,987	83,502

CONSOLIDATED NET SALES	217,387	202,376

LOSS BEFORE INCOME TAXES
Metal packaging	10,508	14,385
Plastic packaging	8,061	7,323

SEGMENT EARNINGS	18,569	21,708

Corporate undistributed expense	(3,934)	(1,897)
Depreciation and amortization (see below)	(11,127)	(11,398)
Restructuring charge	(24)	(39)
Interest expense, net	(9,455)	(9,403)
Other expense, net	(134)	(57)

CONSOLIDATED LOSS BEFORE INCOME TAXES	$(6,105)	$(1,086)

DEPRECIATION AND AMORTIZATION
Metal packaging	$5,667	$5,535
Plastic packaging	5,275	5,397

Segment depreciation and amortization	10,942	10,932
Corporate depreciation and amortization	185	466

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$11,127	$11,398

The following table sets forth total assets attributable to our business segments at December 30, 2007 and September 30, 2007:

(Dollars in thousands)	December 30, 2007	September 30, 2007
TOTAL ASSETS
Metal packaging assets	$349,615	$335,197
Plastic packaging assets	330,518	326,626

Segment assets	680,133	661,823
Corporate	159,402	196,110

CONSOLIDATED TOTAL ASSETS	$839,535	$857,933

In each of the first quarter of 2008 and 2007, approximately 90% of our net sales were in the United States, approximately 9% of our net sales were in Canada and the remaining 1% was to other foreign countries.

In the first quarter of 2008, approximately 92% and 88% of our metal packaging segment net sales and plastics packaging segment net sales, respectively, were in the United States. In the first quarter of 2008, approximately 8% and 12% of our metal packaging segment net sales and plastics packaging segment net sales, respectively, were in Canada. In the first quarter of 2007, approximately 92% and 87% of our metal packaging segment net sales and plastics packaging segment net sales, respectively, were in the United States with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). Geographic net sales information is based on the destination of our shipments.

Long-lived assets located in Canada at December 30, 2007 and September 30, 2007 were approximately $6.5 million and $5.8 million, respectively.

11.	COMPREHENSIVE INCOME (LOSS) INFORMATION

During the first three months of 2008, our comprehensive loss was comprised of net loss and adjustments for foreign currency translation.

The components of total comprehensive loss are as follows:

	Three Months Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006
COMPREHENSIVE LOSS
Net loss	$(3,903)	$(607)
Foreign currency translation adjustment	288	(928)

TOTAL COMPREHENSIVE LOSS	$(3,615)	$(1,535)

The components of accumulated other comprehensive income are as follows:

(Dollars in thousands)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, September 30, 2007	$(659)	$3,037	$2,378
Change	—	288	288

BALANCE, DECEMBER 30, 2007	$(659)	$3,325	$2,666

12.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information (unaudited)

December 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$2,047	$14,396	$7,329	$—	$23,772
Accounts receivable, net	52,676	32,441	10,935	—	96,052
Inventories	88,114	33,129	9,301	—	130,544
Income taxes receivable	33,177	(24,124)	373	—	9,426
Deferred tax assets	6,718	1,347	—	—	8,065
Other	3,719	1,306	321	—	5,346

TOTAL CURRENT ASSETS	186,451	58,495	28,259	—	273,205

PROPERTY, PLANT AND EQUIPMENT, NET	81,686	56,748	6,486	—	144,920

OTHER ASSETS
Goodwill	120,259	99,915	34,732	—	254,906
Other intangible assets, net	43,737	83,360	28,436	—	155,533
Deferred financing costs, net	7,451	—	1,102	—	8,553
Other	2,023	395	—	—	2,418
Investment in subsidiaries	269,236	32,603	—	(301,839)	—

TOTAL OTHER ASSETS	442,706	216,273	64,270	(301,839)	421,410

TOTAL ASSETS	$710,843	$331,516	$99,015	$(301,839)	$839,535

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$60,445	$49,038	$12,487	$—	$121,970
Accrued salaries and wages	3,985	5,816	1,176	—	10,977
Accrued interest	5,493	—	384	—	5,877
Accrued rebates	10,088	1,422	247	—	11,757
Current portion of long-term debt	2,125	—	574	—	2,699
Other	13,017	1,150	165	—	14,332

TOTAL CURRENT LIABILITIES	95,153	57,426	15,033	—	167,612

LONG-TERM DEBT	367,375	—	56,002	—	423,377

OTHER LIABILITIES
Deferred tax liabilities	24,236	44,229	1,046	—	69,511
Intercompany	47,225	(41,452)	(5,773)	—	—
Other	21,649	2,077	104	—	23,830

TOTAL OTHER LIABILITIES	93,110	4,854	(4,623)	—	93,341

TOTAL LIABILITIES	555,638	62,280	66,412		684,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	134,364	233,675	25,615	(259,290)	134,364
Retained earnings	18,175	31,718	3,661	(35,379)	18,175
Accumulated other comprehensive income	2,666	3,842	3,327	(7,169)	2,666

TOTAL STOCKHOLDER’S EQUITY	155,205	269,236	32,603	(301,839)	155,205

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$710,843	$331,516	$99,015	$(301,839)	$839,535

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$44,292	$1,545	$7,586	$—	$53,423
Accounts receivable, net	54,024	39,388	14,250	(511)	107,151
Inventories	73,125	30,089	8,578	—	111,792
Income taxes receivable	29,664	(22,863)	(639)	—	6,162
Deferred tax assets	6,581	1,347	—	—	7,928
Other	4,856	1,198	434	(699)	5,789

TOTAL CURRENT ASSETS	212,542	50,704	30,209	(1,210)	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	80,357	55,575	5,818	—	141,750

OTHER ASSETS
Goodwill	120,259	99,008	34,351	—	253,618
Other intangible assets, net	45,230	85,114	28,870	—	159,214
Deferred financing costs, net	7,933	—	1,141	—	9,074
Other	1,693	339	—	—	2,032
Investment in subsidiaries	266,284	26,238	—	(292,522)	—

TOTAL OTHER ASSETS	441,399	210,699	64,362	(292,522)	423,938

TOTAL ASSETS	$734,298	$316,978	$100,389	$(293,732)	$857,933

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$64,278	$55,577	$14,245	$(1,210)	$132,890
Accrued salaries and wages	6,517	3,651	978	—	11,146
Accrued interest	11,655	—	419	—	12,074
Accrued rebates	8,368	1,442	279	—	10,089
Current portion of long-term debt	1,716	—	568	—	2,284
Other	14,922	1,550	797	—	17,269

TOTAL CURRENT LIABILITIES	107,456	62,220	17,286	(1,210)	185,752

LONG-TERM DEBT	367,784	—	55,530	—	423,314

OTHER LIABILITIES
Deferred tax liabilities	24,467	44,276	1,043	—	69,786
Intercompany	56,884	(57,091)	207	—	—
Other	20,451	1,289	85	—	21,825

TOTAL OTHER LIABILITIES	101,802	(11,526)	1,335	—	91,611

TOTAL LIABILITIES	577,042	50,694	74,151	(1,210)	700,677

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	132,596	233,190	19,568	(252,758)	132,596
Retained earnings	22,282	29,540	3,633	(33,173)	22,282
Accumulated other comprehensive income	2,378	3,553	3,037	(6,590)	2,378

TOTAL STOCKHOLDER’S EQUITY	157,256	266,284	26,238	(292,522)	157,256

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$734,298	$316,978	$100,389	$(293,732)	$857,933

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended December 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$117,597	$80,982	$18,808	$—	$217,387

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	108,348	72,171	16,536	(183)	196,872
Depreciation and amortization	5,361	4,844	922		11,127
Selling and administrative expense	4,806	782	292		5,880
Restructuring charge	24	—	—		24
Interest expense, net	8,457	(2)	1,000		9,455
Other expense (income), net	121	(176)	6	183	134

TOTAL COSTS AND EXPENSES	127,117	77,619	18,756	—	223,492

(LOSS) INCOME BEFORE INCOME TAXES	(9,520)	3,363	52	—	(6,105)

(Benefit from) provision for income taxes	(3,439)	1,213	24	—	(2,202)
Equity in income of subsidiaries	2,178	28	—	(2,206)	—

NET (LOSS) INCOME	$(3,903)	$2,178	$28	$(2,206)	$(3,903)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information (unaudited)

Three Months Ended December 31, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$115,162	$72,709	$14,505	$—	$202,376

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	100,737	65,795	11,996	(178)	178,350
Depreciation and amortization	5,680	5,096	622	—	11,398
Selling and administrative expense	3,206	636	373	—	4,215
Restructuring charge	39	—	—	—	39
Interest expense, net	8,609	—	794	—	9,403
Other expense (income), net	177	(153)	(145)	178	57

TOTAL COSTS AND EXPENSES	118,448	71,374	13,640	—	203,462

(LOSS) INCOME BEFORE INCOME TAXES	(3,286)	1,335	865	—	(1,086)

(Benefit from) provision for income taxes	(1,305)	522	304	—	(479)
Equity in income of subsidiaries	1,374	561	—	(1,935)	—

NET (LOSS) INCOME	$(607)	$1,374	$561	$(1,935)	$(607)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Three Months Ended December 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(37,309)	$19,627	$694	$—	$(16,988)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(4,897)	(6,776)	(633)	—	(12,306)
Other	2	—	—	—	2

NET CASH USED IN INVESTING ACTIVITIES	(4,895)	(6,776)	(633)	—	(12,304)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	—	—	(144)	—	(144)
Other	(41)	—	—	—	(41)

NET CASH USED IN FINANCING ACTIVITIES	(41)	—	(144)	—	(185)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(174)	—	(174)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,245)	12,851	(257)	—	(29,651)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,292	1,545	7,586	—	53,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,047	$14,396	$7,329	—	$23,772

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information (unaudited)

Three Months Ended December 31, 2006

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16,882)	$955	$1,863	$—	$(14,064)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(3,414)	(1,703)	(156)	—	(5,273)
Other	1	—	—	—	1

NET CASH USED IN INVESTING ACTIVITIES	(3,413)	(1,703)	(156)	—	(5,272)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(20,000)	—	(122)	—	(20,122)
Other	(47)	(8)	—	—	(55)

NET CASH USED IN FINANCING ACTIVITIES	(20,047)	(8)	(122)	—	(20,177)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(263)	—	(263)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,342)	(756)	1,322	—	(39,776)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,275	$702	$7,226	$—	$11,203

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

The following highlights changes in our results of operations in the first quarter of 2008 as compared to the first quarter of 2007. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•

Net sales increased $15.0 million (7.4%) and gross margin decreased $3.5 million (14.6%). Metal segment gross margin decreased 25.3% from $15.9 million in the first quarter of 2007 to $11.9 million in the first quarter of 2008 and plastic segment gross margin increased 10.4% from $8.3 million in the first quarter of 2007 to $9.1 million in the first quarter of 2008.

•

The increase in net sales is primarily due to improved volumes in certain business lines in both business segments and higher selling prices in the plastics segment tied to higher raw material cost pass-through, and partially offset by lower aerosol selling prices and unfavorable product and customer mix in our metal packaging segment.

•

Gross margin as a percentage of net sales decreased to 9.4% in the first quarter of 2008 from 11.9% in the first quarter of 2007. The decrease is due to higher resin and steel costs relative to the increase in selling prices, an unfavorable mix of metal products sold and, for each of our segments, higher spending and lower productivity.

•

Corporate undistributed expenses included in cost of products sold and selling and administrative expense includes $0.5 million and $1.3 million, respectively, in non-cash stock-based compensation expense related to certain stock options with performance based vesting criteria modified in 2007 related to the initial public offering.

Results of Operations

Our operations are organized and reviewed by management along our products lines in two reportable segments, Metal Packaging and Plastic Packaging. For a discussion of our business segments, see Note 10, Business Segments, to Notes to Unaudited Consolidated Financial Statements, included in Item 1.

The following table set forth changes in our statements of operations and presents line items as a percentage of net sales for the three months ended December 30, 2007 and December 31, 2006.

	Three Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	December 30, 2007	December 31, 2006	$	%	December 30, 2007	December 31, 2006
Net sales	$217,387	$202,376	$15,011	7.4%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	196,872	178,350	18,522	10.4	90.6	88.1

Gross margin (excluding depreciation and amortization)	20,515	24,026	(3,511)	(14.6)	9.4	11.9

Depreciation and amortization	11,127	11,398	(271)	(2.4)	5.1	5.6
Selling and administrative expense	5,880	4,215	1,665	39.5	2.7	2.1
Restructuring and impairment charge	24	39	(15)	(38.5)	—	—
Interest expense, net	9,455	9,403	52	0.6	4.3	4.6
Other expense, net	134	57	77	NM	0.1	—

Loss before income taxes	(6,105)	(1,086)	(5,019)	NM	(2.8)	(0.5)
Benefit from income taxes	(2,202)	(479)	(1,723)	NM	(1.0)	(0.2)

NET LOSS	$(3,903)	$(607)	$(3,296)	NM %	(1.8)%	(0.3)%

NM—NOT MEANINGFUL

First Quarter of 2008 versus First Quarter of 2007

Net Sales.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 30, 2007	December 31, 2006	$	%	December 30, 2007	December 31, 2006
NET SALES BY SEGMENT
Metal packaging	$124,400	$118,874	$5,526	4.6%	57.2%	58.7%
Plastic packaging	92,987	83,502	9,485	11.4	42.8	41.3

CONSOLIDATED NET SALES	$217,387	$202,376	$15,011	7.4%	100.0%	100.0%

The increase in metal packaging segment net sales resulted from the January 2007 acquisition of Vulcan Containers, higher aerosol can and ammunition box volumes, and higher raw material-driven selling prices. General line metal container volume overall was flat. Demand for architectural paint and coatings, the largest end use market segment for the Company’s metal packaging containers, remained weak during the quarter due to continued slowness in the housing market.

The increase in plastics packaging segment net sales is attributable to higher volumes in all product categories compared with the first quarter of fiscal 2007 and higher selling prices resulting from increases in resin cost pass-through. In addition, product mix within the plastic packaging segment was favorable.

Cost of Products Sold (excluding depreciation and amortization).

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 30, 2007	December 31, 2006	$	%	December 30, 2007	December 31, 2006
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$112,535	$102,999	$9,536	9.3%	57.2%	57.8%
Plastic packaging	83,878	75,249	8,629	11.5	42.6	42.2

Segment CPS	196,413	178,248	18,165	10.2	99.8	99.9
Corporate undistributed expenses	459	102	357	NM	0.2	0.1

CONSOLIDATED CPS	$196,872	$178,350	$18,522	10.4%	100.0%	100.0%

Metal packaging segment cost of products sold, excluding depreciation and amortization, (“CPS”) increased due to higher volumes and unfavorable changes in customer and product mix. CPS was also adversely affected by increases in material costs, lower productivity and increased spending. Metal packaging segment CPS as a percentage of segment net sales increased to 90.5% in the first quarter of 2008 from 86.6% in the first quarter of 2007.

The increase in metal packaging segment CPS as a percentage of net sales was adversely affected by: (i) steel cost in the second half of fiscal 2007 and through the first quarter of 2008 became unfavorable as lower-cost foreign sources and opportunistic spot buys largely disappeared; (ii) competitive pricing pressures, particularly for aerosol cans; and (iii) lower volume and an unfavorable customer mix driven by the housing market downturn.

At the end of the first quarter of 2008, we adjusted our steel supplier portfolio and negotiated new steel supply agreements for calendar 2008. In January, we implemented product selling price increases to reflect the higher cost of steel, which we expect will restore metal segment gross margin (net sales less CPS) to historical levels.

Plastic packaging segment CPS increased primarily due to higher sales volume, higher resin costs and lower productivity. Plastic packaging segment CPS as a percentage of segment net sales increased slightly to 90.2% in the first quarter of 2008 from 90.1% in the first quarter of fiscal 2007 primarily as a result of higher raw material costs.

Depreciation and Amortization.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 30, 2007	December 31, 2006	$	%	December 30, 2007	December 31, 2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$5,667	$5,535	$132	2.4%	50.9%	48.6%
Plastic packaging	5,275	5,397	(122)	(2.3)	47.4	47.3

Segment D&A	10,942	10,932	10	0.1	98.3	95.9
Corporate undistributed expenses	185	466	(281)	(60.3)	1.7	4.1

CONSOLIDATED D&A	$11,127	$11,398	$(271)	(2.4)%	100.0%	100.0%

Depreciation and amortization expense (“D&A”) decreased slightly due to lower depreciation partially offset by higher scheduled amortization related to intangible assets acquired in the Vulcan Acquisition. Depreciation remained relatively unchanged as depreciation on assets placed in service replaced depreciation on assets becoming fully depreciated.

Selling and Administrative Expense.

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	December 30, 2007	December 31, 2006	$	%	December 30, 2007	December 31, 2006
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$1,357	$1,490	$(133)	(8.9)%	23.1%	35.3%
Plastic packaging	1,048	930	118	12.7	17.8	22.1

Segment S&A	2,405	2,420	(15)	(0.6)	40.9	57.4
Corporate undistributed expenses	3,475	1,795	1,680	93.6	59.1	42.6

CONSOLIDATED S&A	$5,880	$4,215	$1,665	39.5%	100.0%	100.0%

Segment selling and administrative expense (“S&A”) remained relatively unchanged in the first quarter of 2008 compared to the first quarter of 2007

Corporate undistributed expense increased in the first quarter of 2008 over the first quarter of 2007 primarily due to a $1.1 million increase in stock-based compensation primarily related to the modification of certain stock options in the third quarter of 2007 with performance related vesting criteria and a $0.4 million favorable adjustment to bad debt expense in the prior year.

Interest and Taxes

Interest Expense, Net. Interest expense, net, increased $0.1 million to $9.5 million in the first quarter of 2008 from $9.4 million in the first quarter of 2007. The increase is primarily a result of changes in interest rates offset by lower average debt.

Benefit From Income Taxes. The benefit from income taxes increased $1.7 million in the first quarter of 2008 from the first quarter of 2007 due to the increase in taxable loss resulting from the $5.0 million increase in loss before income taxes from the first quarter of 2007. The effective income tax rate decreased in the first quarter of 2008 to 36.1% from 44.1% in the first quarter of 2007 due primarily to an increase in the domestic manufacturing deduction and the impact of favorable state income tax law changes effective for us in fiscal 2008.

Liquidity and Capital Resources

Our cash requirements for operations and capital expenditures during the first quarter of 2008 and the first quarter of 2007 were financed through internally generated cash flows and cash on hand.

During the first quarter of 2008, cash and cash equivalents decreased $29.7 million to $23.8 million primarily due to a $16.9 million increase in primary working capital (accounts receivable plus inventories less accounts payable) and a semi-annual $10.0 million interest payment on the Senior Notes. Primary working capital increased primarily due to an increase in inventory related to approximately $15.6 million in steel purchases in the fourth calendar quarter of 2007 in anticipation of calendar 2008 price increases.

During the first quarter of 2007, cash and cash equivalents decreased $39.8 million to $11.2 million primarily due to a $15.4 million increase in primary working capital, a $20.0 million voluntary prepayment on the US Term Loan and the semi-annual $10.0 million interest payment on the Senior Notes, partially offset by cash received from operations. Primary working capital increased due to an $18.2 million decrease in accounts receivable and a $27.3 million decrease in accounts payable, partially offset by a $6.3 million increase in inventory. The increase in inventory is partially due to the purchase of raw materials in anticipation of price increases.

As noted above, we made a $10.0 million semi-annual interest payment on the Senior Notes in each of the first quarter of 2008 and 2007. The next semi-annual interest payment on the Senior Notes is due in April 2008.

Changes in working capital experienced in the first quarter of 2008 are not necessarily indicative of changes that should be expected for the entire fiscal year.

Long-term debt outstanding, including the current portion, increased $8.5 million to $426.1 million as of December 30, 2007 from $417.6 million as of December 31, 2006. The increase in long-term debt is due to changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes, partially offset by principal repayments. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

At December 30, 2007, we had $43.4 million in revolving credit available to us and our U.S. subsidiaries, net of $6.6 million in standby letters of credit, and we had $4.8 million in revolving credit available to our Canadian subsidiary, net of $0.2 million in standby letters of credit. Standby letters of credit reduce available borrowings. We believe we have sufficient borrowing capacity under our credit facility to provide adequate resources to meet any short-term cash shortfalls, which may result from the timing of operating cash flows. However, we may be limited by our credit agreement to provide funds to our Canadian subsidiary if its revolver is insufficient.

Interest rates on our term loan borrowings are variable. The weighted-average interest rate on variable rate borrowings outstanding at December 30, 2007 and December 31, 2006 was approximately 6.9% and 7.0%, respectively. The decrease in the interest rate is due to a decrease in the underlying base rate since the margin we pay, which is based on our leverage ratio (as defined in the applicable credit agreement), has not changed. We are exposed to increases in interest rates in the U.S. and Canada. See “Market Risk” below.

The credit agreement governing our U.S. Term Loan, U.S. Revolver, Canadian Term Loan and Canadian Revolver requires that for the twelve months ended December 30, 2007 we maintain a minimum Consolidated Interest Coverage Ratio of 2.80. For the twelve months ended December 30, 2007, that ratio was 3.08.

The credit agreement also requires that for the twelve months ended December 30, 2007 we not exceed a Maximum Consolidated Total Leverage Ratio of 4.55. For the twelve months ended December 30, 2007, that ratio was 3.70.

We believe cash provided from operations and available revolver borrowings will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Senior Notes, in the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the Senior Notes, or to fund our other liquidity needs in the long term.

The following table presents financial information on our cash flows and changes in cash and cash equivalents for each of the three months ended December 30, 2007 and December 31, 2006.

	Three Months Ended		Change
(Dollars in thousands)	December 30, 2007	December 31, 2006
NET CASH USED IN OPERATING ACTIVITIES	$(16,988)	$(14,064)	$(2,924)
NET CASH USED IN INVESTING ACTIVITIES	(12,304)	(5,272)	(7,032)
NET CASH USED IN FINANCING ACTIVITIES	(185)	(20,177)	$19,992

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,772	$11,203

Net loss, adjusted for depreciation, amortization of other intangibles and deferred financing costs, loss/gain on disposition of property, plant and equipment and stock-based compensation expense, provided cash from operating activities of $9.6 million and $11.5 million in the first quarter of 2008 and 2007, respectively. The change in primary working capital used operating cash of $16.9 million and of $15.4 million in the first quarters of 2008 and 2007, respectively.

Net cash used in investing activities is primarily for capital expenditures each of the first quarters of 2008 and 2007, respectively. We expect capital expenditures in 2008 to increase to between $31.0 million and $33.0 million, which are higher than normal levels, in order to complete capital investments related to machinery and equipment for the production of new plastic containers developed in 2007 and for machinery and equipment for the production of aerosol components.

Net cash used in financing activities in the first quarter of 2007 primarily relates to a $20.0 million voluntary term loan repayment. We did not make a voluntary repayment in the first quarter of 2008 in order to reserve available cash for capital expenditures.

The Senior Notes and the Credit Facility are more fully discussed in Note 4, “Long-Term Debt,” to the unaudited consolidated financial statements in Part I, Item 1, of this report.

The indenture to the Senior Notes and the credit agreement related to the Credit Facility each contain covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. At December 30, 2007, we were in compliance with all applicable covenants contained in each of the indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. At December 30, 2007, we had borrowings of $226.1 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.6 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would decrease the market value of the Senior Notes by approximately $4.8 million.

Foreign Exchange

Our earnings are exposed to the fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the first quarters of 2008 and 2007, approximately 9% of our net sales were denominated in Canadian dollars. Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to these purchases.

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

To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we may not be able to increase the selling price of our products to reflect increases in the costs of raw materials, or if we experience any interruptions or shortages in the supply of raw materials, our operating margins could materially decrease. In addition, our manufacturing operations are dependent on the availability of natural gas and electricity. In certain cases, these energy sources may become difficult to obtain on acceptable terms due to external factors, or may only be available at substantially increased cost, which could increase our operating costs or interrupt our ability to produce our products.

Critical Accounting Policies

For a summary of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of the Annual Report. Other than as a result of the adoption of FIN 48, our critical accounting policies have not changed since September 30, 2007 (see “Recently Adopted Accounting Standards” in Note 1, General, to Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 8, which is incorporated herein by reference).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

For a summary of our significant contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commercial Commitments” of the Annual Report. The nature of the obligations has not materially changed since September 30, 2007.

At December 30, 2007, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.8 million primarily in favor of our workers’ compensation insurers.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 9, Commitments and Contingencies, to Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 8, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Commodity Risk,” which is incorporated herein by reference.

Our purchases from foreign suppliers in transactions denominated in foreign currencies are not significant and we do not believe we are exposed to a significant market risk of exchange rate changes related to fluctuations in the value of these foreign currencies in related to the U.S. Dollar.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that as of December 30, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes occurred during the quarter ended December 30, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.5 million and $0.4 as of December 30, 2007 and September 30, 2007, respectively, related to pending litigation matters, other than as discussed below.

Initial Wisconsin Personal Injury Lawsuits

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

These lawsuits involve personal injury claims arising from the manufacture and sale of lead pigment for use in lead-based paint.

Plaintiffs filed the Evans lawsuit in October 2005, and the Hardison and Godoy lawsuits in January 2006. BWAY initially was not named as a defendant in any of these lawsuits. BWAY was later added as a defendant to the Evans and Hardison cases in June 2006, and to the Godoy lawsuit in September 2006.

BWAY was originally added as a defendant in these lawsuits on the ground that it is a successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company. Based upon BWAY’s investigation to date, it does not believe that it is a successor in interest to either of these entities. However, BWAY’s subsidiary Armstrong potentially may be a successor to one of these MacGregor entities. Accordingly, BWAY was dismissed from these lawsuits and Armstrong was named in its stead.

The John R. MacGregor Company and the MacGregor Lead Company allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. Plaintiffs contend that lead is hazardous to human health, especially the health of children, who have as a result, sustained physical injuries, due to their alleged exposure thereto. Plaintiffs further contend that despite knowing of this alleged hazard, defendants continued to manufacture and market lead pigment as acceptable for use in lead paint. Based upon these allegations, Plaintiffs assert claims for negligence and strict liability, including claims based upon failure to warn and design defect. Plaintiffs seek to recover compensatory and punitive damages.

In or around November 2007, Plaintiffs’ counsel indicated that they planned to dismiss the Evans case without prejudice. A stipulation of dismissal without prejudice was recently filed and the court entered an order of dismissal without prejudice on December 12, 2007.

Plaintiffs’ counsel also recently indicated that they plan to dismiss the Hardison case without prejudice. A stipulation of dismissal without prejudice was filed by the parties with the Court on January 7, 2008, and the court entered an order of dismissal without prejudice on January 23, 2008.

The Godoy case effectively has been stayed pending appellate review of the trial court’s granting of Defendants’ Motion to Dismiss Plaintiff’s design defect claim. The trial court granted Defendants’ Motion to Dismiss on October 23, 2006. In its order, the trial court agreed with Defendants that Plaintiff’s negligence and strict liability claims lacked merit, to the extent they are based upon allegations that white lead carbonate was defectively designed, because lead is an inherent characteristic of white lead carbonate, and thus white lead carbonate could not have been designed without it. Thus, there could be no design defect. On October 16, 2007, a panel of the Wisconsin Court of Appeals agreed, affirming the trial court’s dismissal of Plaintiff’s design defect claim. On November 15, 2007, Plaintiff filed a Petition for Review of this decision with the Wisconsin Supreme Court. On November 29, 2007, Defendants (except American Cyanamid) filed a Joint Brief in Opposition to Plaintiff’s Petition for Review. That same day, American Cyanamid filed its own Response to Plaintiff’s Petition for Review. On December 5, 2007, Plaintiff filed a Motion for Leave to File a Reply Brief and a Proposed Reply to American Cyanamid’s Response to the Petition for Review. On December 10, 2007, the Wisconsin Supreme Court granted Plaintiff’s motion, thus accepting Plaintiff’s reply brief for filing. Defendants anticipate a decision from the Wisconsin Supreme Court as to whether to review the appellate court’s ruling on the motion to dismiss by the middle of March 2008.

Plaintiffs’ counsel has indicated that they have approximately 200 additional lead paint cases in Wisconsin, which are believed to be similar in nature to the existing lawsuits. In late 2006 and early 2007, Plaintiffs’ counsel filed an additional 30 cases, which are discussed in “Subsequent Wisconsin Personal Injury Lawsuits” below.

In addition to these Wisconsin personal injury cases, Plaintiffs’ counsel also are involved in other lead paint litigation being pursued on behalf of governmental entities in various states around the country. These governmental entity lawsuits are being pursued under a public nuisance theory. Certain of these cases are discussed in “Public Nuisance Ohio Lawsuits” below.

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

LaTonya D. Cannon, Minor, by her guardian ad litem, Susam M. Gramling vs. American Cyanamid Co.; Armstrong Containers, Inc.; Atlantic Richfield Company; Conagra Foods, Inc.; E. I. Du Pont De Nemours; Millennium Holdings, LLC; NL Industries, Inc.; The Sherwin Williams Company; Melvin L. Peterson; Department of Health and Family Services, State of Wisconsin, Circuit Court, Milwaukee County, State of Wisconsin; Case No. 07-CV-000300; Case Code 30107 (“Cannon”);

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

These 30 cases were filed against BWAY’s subsidiary Armstrong in late 2006 and early 2007. These cases are similar to the Evans, Hardison, and Godoy cases referenced above. Armstrong has been named as a defendant in these lawsuits solely as an alleged successor in interest to the John R. MacGregor Company and/or MacGregor Lead Company.

Certain of these cases have been removed to the federal court and currently are proceeding therein, including the Burton, Dodd, B. Stokes, B. Johnson, Farmer, R. Owens, and Gibson cases.

Recently, Plaintiff’s counsel has either dismissed or stated that they plan to dismiss a number of these 30 cases. For example, the Brown, L. Evans, Henderson, A. Johnson, Moore, Myers, J. Ruffin, Scales and Tennant cases all have been dismissed. Dismissals are pending in the Arias, Holder and Jones cases. Plaintiff’s counsel further indicated that they plan to dismiss certain other cases, but have not yet identified which other cases they plan to dismiss.

Armstrong has answered the complaints in these cases. Discovery has begun in virtually all of the cases, and Defendants have served written discovery requests to Plaintiffs in these cases. Recently, depositions have begun in the Burton, Cannon and Clark cases. Property inspections have begun in certain of these cases as well. Scheduling orders have been entered in virtually all of the cases.

Given the preliminary nature of these cases, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

Public Nuisance Ohio Lawsuits

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

These lawsuits involve public nuisance claims arising from the manufacture and sale of lead pigment for use in lead-based paint. They were filed in late 2006 and early 2007. BWAY’s subsidiary Armstrong has been named as a defendant in these lawsuits.

Armstrong has been named in these actions as the alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company. The John R. MacGregor Company and the MacGregor Lead Company allegedly sold lead pigment for use in lead based paint from around 1938 through 1971. Plaintiffs contend that lead is hazardous to human health, especially the health of children. Plaintiffs further contend that despite knowing of this alleged hazard, Defendants continued to manufacture and market lead pigment as acceptable for use in lead paint. Based upon these allegations, Plaintiffs assert claims for, among other things, public nuisance and concert in action, and seek to recover compensatory damages from Defendants, including the costs of abating the alleged nuisance. The complaint also seeks to recover punitive damages.

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

The Columbus and State of Ohio cases, which were consolidated into a single case on May 29, 2007, currently remain. Defendants have moved to dismiss the Columbus and State of Ohio cases. Defendants’ motion has been fully briefed in Columbus, except for the city’s response to Defendants’ supplemental brief.

Initially, Judge Brown was presiding over these two consolidated cases. Defendants understand that Judge Brown formerly worked in the Ohio Attorney General’s office and was involved in the Ohio Attorney General’s litigation against the tobacco companies. Defendants further understand that he may have worked with Motley Rice, the law firm representing the municipalities in these public nuisance cases, in connection with the tobacco litigation. Based on this information, an issue has been raised as to whether Judge Brown should recuse himself from these cases. Defendants have submitted a letter to Judge Brown regarding this issue. Judge Brown held an informal conference with the parties to discuss this issue on November 30, 2007. Judge Brown contacted the parties following the conference and indicated that he has declined to recuse himself from these cases.

On December 14, 2007, Defendant Sherwin-Williams filed an Affidavit of Disqualification with the Ohio Supreme Court, seeking to have Judge Brown disqualified. On January 15, 2008, the Attorney General filed its Memorandum in Opposition to Sherwin-Williams’ Affidavit of Disqualification, and on January 18, 2008, Judge Brown filed his response. On January 10, 2008, Judge Brown vacated the previously entered case schedule until the disqualification issue is resolved.

The Attorney General filed a First Amended Complaint in the State of Ohio action on December 28, 2007. Among other changes, the amended complaint contains added allegations regarding the Defendants’ manufacture, distribution and sale in Ohio, including the identification of customers in some instances. On January 28, 2008, Defendant Atlantic Richfield removed the action to federal court (Southern District of Ohio, Eastern Division). Plaintiff’s counsel thereafter agreed that Defendants would have up through and including February 25, 2008 to answer or otherwise respond to the First Amended Complaint. In connection with its removal to federal court, this case has been assigned to Judge Watson. Thus, Judge Brown no longer presides over the State of Ohio action.

Given the preliminary nature of these cases, we cannot at this time assess whether an adverse judgment ultimately may be returned against Armstrong and what the impact of any such judgment might be.

As of September 30, 2007, we had accrued approximately $0.2 million, respectively, in legal fees and expenses related to the lead paint litigation matter discussed in the Annual Report.

Item 1A.	Risk Factors.

There are no material changes to report under this item for the quarter ended December 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no events to report under this item for the quarter ended December 30, 2007.

Item 3.	Defaults Upon Senior Securities.

There are no events to report under this item for the quarter ended December 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

There are no events to report under this item for the quarter ended December 30, 2007.

Item 5.	Other Information.

There is no information to report under this item for the quarter ended December 30, 2007.

Item 6.	Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BWAY Corporation
(Registrant)

Date: February 13, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2008	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

BWAY Corporation
(Registrant)

Date: February 13, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2008	By:	/s/ Kevin C. Kern
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