Form 10-Q
period 2008-03-30
BWAY Holding CO; BWAY CORP
filed 2008-05-14
CIK 1392179, 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 30, 2008

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

Registrant	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company
BWAY Holding Company	☐	☐	☒	☐
BWAY Corporation	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

(Response applicable to all registrants).

Registrant	Description of Common Stock	Shares Outstanding at May 12, 2008
BWAY Holding Company	Par Value $0.01 per share	21,680,937
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Form 10-Q

For the Quarterly Period Ended March 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BWAY Holding Company and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except share data)	March 30, 2008	September 30, 2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$13,739	$53,423
Accounts receivable, net of allowance for doubtful accounts of $825 and $1,741	116,595	107,151
Inventories, net	111,990	111,792
Income taxes receivable	10,570	6,162
Deferred tax assets	7,957	7,928
Other	5,618	5,789

TOTAL CURRENT ASSETS	266,469	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	146,336	141,750

OTHER ASSETS
Goodwill	253,707	253,618
Other intangible assets, net	150,461	159,214
Deferred financing costs, net of accumulated amortization of $7,206 and $6,156	7,982	9,074
Other	2,550	2,032

TOTAL OTHER ASSETS	414,700	423,938

TOTAL ASSETS	$827,505	$857,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$106,402	$132,890
Accrued salaries and wages	11,414	11,146
Accrued interest	10,374	12,074
Accrued rebates	5,602	10,089
Current portion of long-term debt	2,701	2,284
Other	17,002	17,269

TOTAL CURRENT LIABILITIES	153,495	185,752

LONG-TERM DEBT	420,534	423,314

OTHER LIABILITIES
Deferred tax liabilities	69,210	69,786
Other	27,110	21,825

TOTAL OTHER LIABILITIES	96,320	91,611

TOTAL LIABILITIES	670,349	700,677

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,680,937 and 21,660,737 shares issued and outstanding	217	217
Additional paid-in capital	129,603	125,853
Retained earnings	25,824	28,808
Accumulated other comprehensive income	1,512	2,378

TOTAL STOCKHOLDERS’ EQUITY	157,156	157,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$827,505	$857,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Holding Company and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
NET SALES	$243,576	$234,271	$460,963	$436,647

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	211,381	197,249	408,253	375,599
Depreciation and amortization	11,490	11,177	22,617	22,575
Selling and administrative expense	5,661	6,276	11,541	10,491
Public offering expense	—	317	—	317
Restructuring charge (adjustment) (Note 6)	4,190	(203)	4,214	(164)
Interest expense, net	9,334	9,320	18,789	18,723
Other (income) expense, net	(12)	530	122	587

TOTAL COSTS AND EXPENSES	242,044	224,666	465,536	428,128

INCOME (LOSS) BEFORE INCOME TAXES	1,532	9,605	(4,573)	8,519

Provision for (benefit from) income taxes	409	4,165	(1,793)	3,686

NET INCOME (LOSS)	$1,123	$5,440	$(2,780)	$4,833

NET INCOME (LOSS) PER SHARE (NOTE 7)
Basic	$0.05	$0.27	$(0.13)	$0.24

Diluted	$0.05	$0.22	$(0.13)	$0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,780)	$4,833
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	14,673	14,752
Amortization of other intangible assets	7,944	7,823
Amortization of deferred financing costs	1,051	1,049
(Benefit from) provision for doubtful accounts	(916)	102
Loss on disposition of property, plant and equipment	43	233
Deferred income taxes	(156)	(4,390)
Stock-based compensation expense	3,550	477
Changes in assets and liabilities, net of effect of business acquisitions
Accounts receivable	(8,950)	2,766
Inventories	(452)	(13,434)
Other assets	(452)	(3,158)
Accounts payable	(24,716)	(11,167)
Accrued and other liabilities	(2,799)	(8,087)
Income taxes	(4,265)	5,769

NET CASH USED IN OPERATING ACTIVITIES	(18,225)	(2,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,346)	(10,661)
Business acquisitions	—	(6,065)
Other	3	76

NET CASH USED IN INVESTING ACTIVITIES	(20,343)	(16,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(702)	(20,243)
Principal repayments under capital leases	(104)	(94)

NET CASH USED IN FINANCING ACTIVITIES	(806)	(20,337)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(310)	(795)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,684)	(40,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,423	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,739	$10,765

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$19,428	$16,915
Income taxes	2,587	2,120

Detail of business acquisitions:
Fair value of assets acquired	—	11,111
Liabilities assumed	—	(5,046)

Cash paid for business acquisitions	—	6,065

Non-cash investing and financing activities:
Amounts owed for capital expenditures	1,945	810
Assets acquired under capital lease	$418	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except share data)	March 30, 2008	September 30, 2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$13,739	$53,423
Accounts receivable, net of allowance for doubtful accounts of $825 and $1,741	116,595	107,151
Inventories, net	111,990	111,792
Income taxes receivable	10,570	6,162
Deferred tax assets	7,957	7,928
Other	5,618	5,789

TOTAL CURRENT ASSETS	266,469	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	146,336	141,750

OTHER ASSETS
Goodwill	253,707	253,618
Other intangible assets, net	150,461	159,214
Deferred financing costs, net of accumulated amortization of $7,206 and $6,156	7,982	9,074
Other	2,550	2,032

TOTAL OTHER ASSETS	414,700	423,938

TOTAL ASSETS	$827,505	$857,933

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$106,402	$132,890
Accrued salaries and wages	11,414	11,146
Accrued interest	10,374	12,074
Accrued rebates	5,602	10,089
Current portion of long-term debt	2,701	2,284
Other	17,002	17,269

TOTAL CURRENT LIABILITIES	153,495	185,752

LONG-TERM DEBT	420,534	423,314

OTHER LIABILITIES
Deferred tax liabilities	69,210	69,786
Other	27,110	21,825

TOTAL OTHER LIABILITIES	96,320	91,611

TOTAL LIABILITIES	670,349	700,677

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 500 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	136,346	132,596
Retained earnings	19,298	22,282
Accumulated other comprehensive income	1,512	2,378

TOTAL STOCKHOLDER’S EQUITY	157,156	157,256

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$827,505	$857,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
NET SALES	$243,576	$234,271	$460,963	$436,647

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	211,381	197,249	408,253	375,599
Depreciation and amortization	11,490	11,177	22,617	22,575
Selling and administrative expense	5,661	6,276	11,541	10,491
Public offering expense	—	317	—	317
Restructuring charge (adjustment) (Note 6)	4,190	(203)	4,214	(164)
Interest expense, net	9,334	9,320	18,789	18,723
Other (income) expense, net	(12)	530	122	587

TOTAL COSTS AND EXPENSES	242,044	224,666	465,536	428,128

INCOME (LOSS) BEFORE INCOME TAXES	1,532	9,605	(4,573)	8,519
Provision for (benefit from) income taxes	409	4,165	(1,793)	3,686

NET INCOME (LOSS)	$1,123	$5,440	$(2,780)	$4,833

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,780)	$4,833
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	14,673	14,752
Amortization of other intangible assets	7,944	7,823
Amortization of deferred financing costs	1,051	1,049
(Benefit from) provision for doubtful accounts	(916)	102
Loss on disposition of property, plant and equipment	43	233
Deferred income taxes	(156)	(4,390)
Stock-based compensation expense	3,550	477
Changes in assets and liabilities, net of effect of business acquisitions
Accounts receivable	(8,950)	2,766
Inventories	(452)	(13,434)
Other assets	(452)	(3,158)
Accounts payable	(24,716)	(11,167)
Accrued and other liabilities	(2,799)	(8,087)
Income taxes	(4,265)	5,769

NET CASH USED IN OPERATING ACTIVITIES	(18,225)	(2,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,346)	(10,661)
Business acquisitions	—	(6,065)
Other	3	76

NET CASH USED IN INVESTING ACTIVITIES	(20,343)	(16,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(702)	(20,243)
Principal repayments under capital leases	(104)	(94)

NET CASH USED IN FINANCING ACTIVITIES	(806)	(20,337)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(310)	(795)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,684)	(40,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,423	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,739	$10,765

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$19,428	$16,915
Income taxes	2,587	2,120

Detail of business acquisitions:
Fair value of assets acquired	—	11,111
Liabilities assumed	—	(5,046)

Cash paid for business acquisitions	—	6,065

Non-cash investing and financing activities:
Amounts owed for capital expenditures	1,945	810
Assets acquired under capital lease	$418	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of BWAY Holding Company (“BWAY Holding”) include the accounts of BWAY Holding and its wholly owned subsidiary, BWAY Corporation (“BWAY”), on a consolidated basis. The accompanying unaudited consolidated financial statements of BWAY include the accounts of BWAY Corporation and its subsidiaries, each wholly-owned. In these notes, BWAY Holding and BWAY are collectively referred to as the “Company,” “we” or “our.”

The consolidated financial statements and these notes should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2007 (the “Annual Report”). The consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

These notes are applicable equally to BWAY Holding and BWAY with the exception of Notes 7 and 12, which are applicable only to BWAY Holding and BWAY, respectively.

Results of operations and cash flows for periods presented are not necessarily indicative of results or cash flows that may be expected for the entire fiscal year.

Unless otherwise indicated, references in these notes to years relate to fiscal years and references to U.S. based subsidiaries or operations include the Commonwealth of Puerto Rico.

The Company’s fiscal year ends on the Sunday closest to September 30. The Company’s North America Packaging Corporation (“NAMPAC”) and ICL Industrial Containers ULC (“ICL”) subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30. NAMPAC and ICL are included in the consolidated financial statements as of and for the three months ended March 31, 2008. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

During the fourth quarter of 2007, we changed the method of accounting for substantially all of our inventories from the last-in, first out (“LIFO”) method to the first-in, first out (“FIFO”). Results of operations for the three and six months ended April 1, 2007 have been retrospectively adjusted on a FIFO basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.

Business and Segment Information

BWAY Holding is a holding company without independent operations. BWAY, the operating subsidiary of BWAY Holding, manufactures and distributes metal and rigid plastic containers that are used primarily by manufacturers of industrial and consumer products for packaging. We have operations in the United States and Canada and sell primarily to customers located in these geographic markets. We report two segments—metal packaging and plastics packaging (see Note 10, Business Segments).

As further described in the Annual Report, BWAY Holding completed an initial public offering in June 2007 and its common stock began trading on the New York Stock Exchange under the ticker symbol “BWY” (the “IPO” or the “public offering”). Prior to the IPO, BWAY Holding common stock was privately held by affiliates of Kelso & Company, L.P. (“Kelso”), certain members of management and certain other parties, as a result of a leveraged buyout completed on February 7, 2003 (the “Transaction”).

Prior Acquisitions

On July 17, 2006, the Company acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by the Company’s subsidiary, ICL.

On January 30, 2007, the Company acquired substantially all of the assets and assumed certain of the liabilities of Vulcan Containers, Ltd., which was headquartered in Toronto and produced steel pails for distribution primarily in Canada (the “Vulcan Acquisition”). The acquired business is included in the Company’s metal packaging segment and the results of operations of the acquired Vulcan business are included in the consolidated financial statements from the date of acquisition. In February 2007, the Company committed to a plan to consolidate the Vulcan business with and into ICL operations. As a result, the Company closed the manufacturing facilities and terminated approximately 100 employees. As part of the purchase price allocation, the Company recorded a reorganization liability of approximately $3.4 million, which consisted of severance payments and facility closure costs (see Note 6, Restructuring and Reorganization Liabilities).

Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), as defined below, and other generally accepted accounting principles in the United States. FSP No. 142-3 is effective for the Company beginning in fiscal 2010. Early adoption is prohibited. Management is currently evaluating the potential impact of FSP No. 142-3 on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to enhance the current disclosure framework of Statement No. 133. SFAS No. 161 becomes effective for the Company on September 29, 2008. Management is currently evaluating the potential impact of SFAS No. 161 on the Company.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 becomes effective for the Company beginning fiscal 2010. The Statement shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively. Management is currently evaluating the potential impact of SFAS No. 160 on the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141(R) also requires that all assets, liabilities, contingent considerations and contingencies of an acquired business be recorded at fair value as of the acquisition date. In addition, SFAS No. 141(R) requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in fiscal 2010.

Recently Adopted Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. Under FIN 48, the consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company adopted the provisions of FIN 48 effective October 1, 2007.

As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of approximately $1.1 million. This increase was recorded as (i) a reduction to the beginning balance of retained earnings of $0.2 million and (ii) an increase to goodwill of $0.9 million related to pre-acquisition tax contingencies of the Company’s NAMPAC subsidiary. At October 1, 2007, the gross amount of unrecognized tax benefits was approximately $1.7 million, exclusive of interest and penalties. Of this balance, approximately $0.7 million would benefit the effective tax rate, if recognized.

Included in the total uncertain tax benefits is an amount of $0.9 million that will not have an impact on the Company’s effective tax rate if realized (or remeasured) prior to the adoption of SFAS 141(R) but that would have an impact on the Company’s effective tax rate if realized (or remeasured) after the adoption of SFAS 141(R). Prior to the adoption of SFAS 141(R), the adjustment to the FIN 48 reserve is recorded as an increase to goodwill if an expense and, if a benefit, is applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition and (c) third to reduce income tax expense. Subsequent to the adoption of SFAS 141(R) (effective for the Company with its year beginning September 28, 2009) the above rule will no longer apply and any expense or benefit associated with realizing (or remeasuring) the uncertain tax benefit will be recorded as part of income tax expense. The Company does not expect significant changes in the amount of unrecognized tax benefits for the remainder of 2008. As we do not expect any of the liabilities related to unrecognized tax benefits to be paid within one year, we have classified the liability for uncertain tax positions, including the liability for penalties and interest, as other non-current liabilities. The Company’s gross accrual for interest and penalties related to unrecognized tax benefits was approximately $0.4 million upon adoption of FIN 48. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Interest accrued on uncertain tax positions for the quarter ended March 30, 2008 was immaterial.

The Company files federal, state and local income tax returns in the U.S., Puerto Rico and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years prior to fiscal 2004.

2.	INVENTORIES

Inventories consisted of the following:

(Dollars in thousands)	March 30, 2008	September 30, 2007
Raw materials	$32,602	$30,583
Work-in-progress	38,731	43,140
Finished goods	40,657	38,069

INVENTORIES	$111,990	$111,792

3.	GOODWILL AND OTHER INTANGIBLES

Change in the net carrying amount of goodwill by reportable segment during the first six months of 2008:

(Dollars in thousands)	Metal Packaging	Plastic Packaging	Total
BALANCE, SEPTEMBER 30, 2007	$122,572	$131,046	$253,618
Currency translation adjustment	(267)	(747)	(1,014)
Adjustments related to the Vulcan Acquisition	196	—	196
Adjustment as a result of adopting FIN 48(1)	—	907	907

BALANCE, MARCH 30, 2008	$122,501	$131,206	$253,707

(1)	The adjustment relates to uncertain tax positions of the Company’s NAMPAC subsidiary for periods prior to our acquisition in July 2004. The amount is recorded as an adjustment to goodwill rather than to beginning retained earnings, as would generally be the case for a FIN 48 implementation liability adjustment, as the uncertain tax positions relate to pre-acquisition tax contingencies.

Identifiable intangible assets by major asset class:

	March 30, 2008			September 30, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLE ASSETS
Customer relationships	$185,858	$(54,637)	$131,221	$186,707	$(47,791)	$138,916
Tradenames	26,265	(7,638)	18,627	26,369	(6,684)	19,685
Noncompetition agreements	401	(401)	—	401	(401)	—

	212,524	(62,676)	149,848	213,477	(54,876)	158,601

UNAMORTIZABLE INTANGIBLE ASSETS
Technology	613	—	613	613	—	613

TOTAL OTHER INTANGIBLE ASSETS	$213,137	$(62,676)	$150,461	$214,090	$(54,876)	$159,214

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected amortization expense is as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2008 (remaining six months)	$7,897
2009	15,210
2010	15,113
2011	14,442
2012	13,823
2013	12,814
Thereafter	70,549

$149,848

4.	LONG-TERM DEBT

Long-term debt consisted of the following:

(Dollars in thousands)	March 30, 2008	September 30, 2007
10% senior subordinated notes due October 2010	$200,000	$200,000
Variable rate B Term Loan, U.S. dollar denominated, maturing July 2013	169,075	169,500
Variable rate C Term Loan, Canadian dollar denominated, maturing July 2013	54,160	56,098

	423,235	425,598
Less: Current portion of long-term debt	(2,701)	(2,284)

LONG TERM DEBT, NET OF CURRENT PORTION	$420,534	$423,314

The current portion of long-term debt as of March 30, 2008 includes a scheduled payment of $0.4 million on the U.S. Term Loan that was due and paid on March 31, 2008.

The weighted-average interest rate on variable rate credit facility borrowings as of March 30, 2008 and September 30, 2007 was approximately 4.8% and 7.1%, respectively.

Scheduled maturities of long-term debt:

(Dollars in thousands)
FISCAL YEAR ENDING
2008 (remaining six months)	$1,567
2009	2,268
2010	2,268
2011	202,268
2012	2,268
Thereafter	212,596

$423,235

As of March 30, 2008, $1.1 million of the $2.3 million maturing in fiscal 2009 was included in the current portion of long-term debt.

The Company’s Senior Notes and Credit Facility, each as defined below, are further described in Note 7, Long-term Debt, to the consolidated financial statements in the Annual Report.

Senior Notes

All of BWAY’s U.S. subsidiaries have fully and unconditionally guaranteed $200.0 million principal amount of 10% Senior Subordinated Notes due 2010 (the “Senior Notes”). BWAY may redeem some or all of the Senior Notes at redemption prices specified in the Indenture to the Senior Notes (103.33% for the twelve month period beginning October 15, 2007 and declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require BWAY to repurchase the notes at 101% of the principal amount.

The Senior Notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on its assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer or sell assets. These covenants are subject to a number of important limitations and exceptions, which are more fully described in the Indenture. As of March 30, 2008, the Company was in compliance with all applicable covenants related to the Senior Notes.

Credit Facility

The Company’s credit facility consists of a $190.0 million B Term Loan (the “U.S. Term Loan”), a $50.0 million revolving credit facility (the “U.S. Revolver”), a Cdn$56.4 million (US$50.0 million equivalent at the borrowing date) C Term Loan (the “Canadian Term Loan”) and a US$5.0 million equivalent revolving credit facility (the “Canadian Revolver”), (collectively, the “Credit Facility”). BWAY is the borrower of the U.S. Term Loan and only BWAY can borrow on the U.S. Revolver. ICL is the borrower on the Canadian Term Loan and only ICL can borrow on the Canadian Revolver. The Canadian Revolver can be drawn in either U.S. or Canadian dollars, at the option of the borrower.

The term loans mature July 17, 2013 and the revolving loans mature July 17, 2012. In the event the Senior Notes are not refinanced prior to April 15, 2010, the U.S. Term Loan and the U.S. and Canadian Revolvers mature April 15, 2010 and the Canadian Term Loan matures July 18, 2011.

The U.S. Term Loan and Canadian Term Loan are subject to scheduled quarterly repayments of approximately $0.4 million and Cdn$141 thousand (approximately US$143 thousand equivalent as of March 30, 2008), respectively, that continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loans may not be reborrowed.

Interest accrues on the term loans at a variable base plus a fixed margin. As of March 30, 2008, the effective interest rate on outstanding U.S. Term Loan and Canadian Term Loan borrowings was approximately 4.5% and 5.7%, respectively.

Interest on the revolvers accrues at a variable base plus a variable margin. The margin is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement. As of March 30, 2008, the Company had $6.6 million and $0.2 million in standby letter of credit commitments that reduced available borrowings to $43.4 million and $4.8 million under the U.S. Revolver and Canadian Revolver, respectively. As of March 30, 2008 and September 30, 2007, there were no revolver borrowings outstanding.

BWAY Holding and each of the Company’s U.S. subsidiaries have guaranteed the U.S. Term Loan and U.S. Revolver, each of which is secured by substantially all of BWAY’s U.S. assets and the assets of BWAY Holding. In addition, we have pledged as collateral all of the issued and outstanding stock of our U.S. subsidiaries, which are wholly-owned, and, subject to certain limitations, the outstanding stock of ICL. ICL has guaranteed the Canadian Term Loan and Canadian Revolver, each of which is secured by all of the assets of ICL.

The credit agreement contains covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to: incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, loans or advances, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company, transfer and sell assets and make acquisitions. The Company is limited in the amount of capital expenditures it may expend annually, and it may be required to use Excess Cash Flow (as defined in the credit agreement) to repay debt. The Company is required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a Maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). These covenants are subject to a number of important limitations and exceptions. As of March 30, 2008, the Company was in compliance with all applicable covenants contained in the credit agreement.

Deferred Financing Costs

The Company is amortizing approximately $15.2 million in financing costs related to the Senior Notes and Credit Facility to interest expense over the applicable term of the related debt utilizing a method approximating the effective yield method. As of March 30, 2008 and September 30, 2007, approximately $8.0 million and $9.1 million, respectively, of the deferred costs remained to be amortized.

5.	EMPLOYEE BENEFIT OBLIGATIONS

Employee benefit obligation liabilities consisted of:

(Dollars in thousands)	March 30, 2008	September 30, 2007
Defined benefit pension liability	$310	$865
Retiree medical and other postretirement benefits	7,023	6,968
Deferred compensation	6,537	6,576

EMPLOYEE BENEFIT OBLIGATION LIABILITIES	$13,870	$14,409

As of March 30, 2008, approximately $1.2 million and $12.7 million of the employee benefit obligation liabilities were included in other current liabilities and other liabilities, respectively. As of September 30, 2007, approximately $1.2 million and $13.2 million of the employee benefit obligation liabilities were included in other current liabilities and other liabilities, respectively.

As further discussed in Note 6, Restructuring and Reorganization Liabilities, in the three months ended March 30, 2008, the Company recorded a liability of approximately $3.4 million related to union sponsored multi-employer pension plan withdrawal liabilities associated with the planned closure of the Franklin Park facility and termination of employees, who are participants in the plans. The liabilities are included in other liabilities as of March 30, 2008. The Company estimates payment of the liabilities will begin in the third quarter of 2009.

Components of net periodic benefit cost:

	Defined Benefit Pension Plan				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$—	$—	$2	$1	$3	$3
Interest cost	164	169	328	337	100	89	201	178
Expected return on plan assets	(191)	(170)	(382)	(341)	—	—	—	—
Recognized net actuarial loss	—	1	—	3	16	13	32	26

NET PERIODIC BENEFIT COST	$(27)	$—	$(54)	$(1)	$118	$103	$236	$207

6.	RESTRUCTURING AND REORGANIZATION LIABILITIES

In connection with the Company’s on-going productivity and cost-savings initiatives, the Company announced in March 2008 its intent to close the Company’s Franklin Park, Illinois material center. The Company expects to begin the closure in the third quarter and estimates that the closure will be completed in the first quarter of 2009. The closure is expected to result in the termination of approximately 86 employees. The Franklin Park facility is part of the Company’s metal packaging segment.

The Company estimates the closure will result in restructuring expenses of approximately $7.1 million, which consists of approximately $0.8 million of severance and benefits, approximately $3.4 million to satisfy withdrawal liabilities associated with its portion of unfunded benefit obligations of union sponsored multi-employer pension plans and approximately $2.9 million of facility shutdown and holding costs. Facility holding costs include approximately $1.7 million in long-term lease obligations, net of estimated sublease proceeds. The Company estimates that approximately $4.5 million will be recognized in 2008 and approximately $2.6 million will be recognized in 2009. The Company expects to pay the $3.4 million in estimated pension withdrawal liabilities equally over a five year period beginning in 2009. The Company estimates that tax benefits related to the $7.1 million in restructuring expenses will result in deductions from income tax in the period in which the expenses are paid.

The Company expects to record additional depreciation expense in 2008 of $2.0 million related to the shortened expected useful lives of certain assets, primarily machinery and equipment that will be dismantled and permanently taken out of service, $0.5 million of which was recorded in the three months ended March 30, 2008. The Company expects to expend approximately $1.7 million in capital expenditures related to rebuilding and installing certain assets that will be relocated from the Franklin Park facility and used at other of its facilities. Of the $1.7 million in capital expenditures, the Company expects to expend $0.9 million and $0.8 million in fiscal 2008 and 2009, respectively.

The amounts and timing of cash flows estimated above are preliminary and may vary materially based on various factors, including the timing in the execution of the exit plan, the Company’s ability to sublease the facility and the final determination of the pension withdrawal liability based on an actuarial valuation prepared by the trustees of the plan.

In addition to the above, the Company eliminated redundant salaried positions from its Canadian operations, resulting in the termination of three employees. The Company recorded employee termination benefits in restructuring expense of approximately $0.5 million in the quarter ended March 30, 2008. These positions were eliminated from the Company’s metal packaging segment.

The above plan is summarized as follows:

(Dollars in thousands)
Severance and benefits	$1.3
Pension withdrawal obligations	3.4
Facility closure costs	1.0
Facility holding costs	1.9

TOTAL RESTRUCTURING EXPENSE	$7.6

Accelerated depreciation	2.0

TOTAL EXPENSES	$9.6

The following table sets forth changes in the Company’s restructuring and reorganization liabilities from September 30, 2007 to March 30, 2008. The pre-2008 plan restructuring and reorganization liabilities relate to the Plastic Packaging segment and Metal Packaging segment, respectively. The 2008 plan restructuring liability relates to the Metal Packaging Segment. The restructuring and reorganization liabilities are included in other current liabilities with the exception of the $3.4 million pension withdrawal obligations, which are included in other liabilities.

(Dollars in millions)	Balance September 30, 2007	Additions (Adjustments)	Expenditures	Balance March 30, 2008
FACILITY CLOSURE COSTS
Restructuring liability	$0.5	$(0.1)	$(0.2)	$0.2
Reorganization liability	0.8	—	(0.6)	0.2

TOTAL PRE-2008 PLANS	$1.3	$(0.1)	$(0.8)	$0.4

RESTRUCTURING LIABILITY
Severance and benefits	—	0.8	(0.4)	0.4
Pension withdrawal obligations	—	3.4	—	3.4
Facility closure costs	—	0.1	(0.1)	—

TOTAL 2008 PLAN	$—	$4.3	$(0.5)	$3.8

TOTALS	$1.3	$4.2	$(1.3)	$4.2

Subsequent Event

On May 12, 2008, BWAY Holding announced its intent to close the Company’s Cleveland, Ohio plastic packaging manufacturing facility. We expect the facility shutdown to begin during the fourth quarter of 2008 and the facility to be closed during the first quarter of 2009. Approximately 82 hourly and approximately 12 salaried employees will be affected by the facility closure.

The closure of the Cleveland facility is expected to result in greater production efficiencies, better utilization of working capital and cost savings. We will shift all production from the Cleveland facility to our plastic packaging manufacturing operations.

We expect to incur pre-tax restructuring expenses of approximately $3.1 million, which consists of approximately $0.6 million of severance and benefits, and approximately $2.5 million of facility shutdown and holding costs. The facility holding costs include approximately $1.0 million related to long-term lease obligations. We estimate that of these pre-tax expenses, approximately $2.2 million will be recognized in fiscal 2008 and approximately $0.9 million will be recognized in fiscal 2009. We estimate that tax benefits related to the $3.1 million will result in income tax deductions in the periods in which the expenses are paid.

We expect to record accelerated depreciation expense in the remainder of fiscal 2008 of approximately $0.6 million related to the shortened expected useful lives of certain assets, primarily machinery and equipment that will be dismantled and permanently taken out of service. We expect to expend approximately $2.3 million in capital expenditures related to rebuilding and installing certain assets that will be relocated from the Cleveland facility and used at other of our facilities. Of the $2.3 million in capital expenditures, we expect to expend $1.2 million and $1.1 million in fiscal 2008 and 2009, respectively.

In addition to the amounts noted above, we expect to pay approximately $0.2 million of accrued vacation earned.

The amounts and timing of cash flows estimated above are preliminary and may vary materially based on various factors, including the timing in the execution of the exit plan.

7.	NET INCOME (LOSS) PER SHARE

The following table shows the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Six Months Ended
(Amounts in thousands except per share amounts)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)	$1,123	$5,440	$(2,780)	$4,833

Weighted-average number of shares outstanding	21,679	20,525	21,670	20,525

BASIC NET INCOME (LOSS) PER SHARE	$0.05	$0.27	$(0.13)	$0.24

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss)	$1,123	$5,440	$(2,780)	$4,833

Weighted-average number of shares outstanding	21,679	20,525	21,670	20,525
Dilutive effect of stock options	2,471	4,500	—	4,495

Weighted-average number of shares outstanding assuming dilution	24,150	25,025	21,670	25,020

DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$0.22	$(0.13)	$0.19

Because their effect would have been anti-dilutive, all common stock equivalents were excluded in the computation of diluted earnings per share for the six months ended March 30, 2008. For the three months ended March 30, 2008, approximately 0.4 million common stock equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and six months ended April 1, 2007, there were no common stock equivalents that were anti-dilutive.

8.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

Stock-based compensation expense included in the statements of operations by line item:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
STOCK BASED COMPENSATION EXPENSE INCLUDED IN:
Cost of products sold (excluding depreciation and amortization)	$490	$46	$967	$88
Selling and administrative expense	1,292	208	2,583	389

	$1,782	$254	$3,550	$477

Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 10, Business Segments.

The vesting criteria for certain unvested options outstanding under the Holding Incentive Plan (as defined below) as of the public offering were modified to condition vesting on the market performance of BWAY Holding common stock. As a result of the modification, the Company will recognize approximately $11.3 million over the derived service period of approximately 38 months, which began in June 2007. Of the $1.8 million and $3.6 million of stock-based compensation expense in the three and six months ended March 30, 2008, respectively, the Company recognized $0.5 million and $0.9 million in cost of products sold (excluding depreciation and amortization) for the three and six months ended March 30, 2008, respectively, and $1.3 million and $2.6 million in selling and administrative expense for the three and six months ended March 30, 2008, respectively, related to the vesting modification.

Summary of Stock-Based Compensation Plans

The Company’s stock-based compensation plans are described in Note 9, Stock-Based Compensation, to Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the first six months of 2008, options to acquire 35,000 shares of BWAY Holding common stock were granted under the BWAY Holding Company 2007 Annual Incentive Plan (the “Omnibus Incentive Plan”). As of March 30, 2008, there were 1,985,898 options available for grant under the Omnibus Incentive Plan. All options outstanding under the Omnibus Incentive Plan will vest annually in three equal tranches beginning on the first anniversary of the grant date.

There were no grants under the Company’s Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”) in the first six months of 2008. As of March 30, 2008, there were 286,738 options available for grant under the Holding Incentive Plan.

As of March 30, 2008, unvested options outstanding under the Holding Incentive Plan will become vested in three equal tranches based on an average per share closing price of BWAY Holding Company common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche. The first tranche will vest if the average per share closing price of BWAY Holding’s common stock over any consecutive 45 days during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37.

The weighted-average fair value at the grant date for options granted during the first six months of 2008 was $9.82 per option, which the Company estimated utilizing a Black-Scholes valuation model with the following weighted-average assumptions: (i) no dividend yield on BWAY Holding’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 3.5%; and (iv) an expected option term of 6.0 years.

9.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company is subject to a broad range of federal, state, provincial and local environmental, health and safety laws, including those governing discharges to air, soil and water, the handling and disposal of hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that we are currently in material compliance with all applicable environmental, health and safety laws, though future expenditures may be necessary in order to maintain such compliance, including compliance with air emission control requirements for volatile organic compounds. In addition, in the course of our operations we use, store and dispose of hazardous substances. Some of the Company’s current and former facilities are currently involved in environmental investigations, remediations and claims resulting from the release of hazardous substances or the presence of other contaminants. Except to the extent otherwise disclosed herein, we believe it is remote that any material losses may have resulted from identified environmental remediation matters or environmental investigations relating to our current or former facilities. While the Company does not believe that any identified investigation or remediation obligations will have a material adverse effect on its financial position, results of operations or cash flows, there are no assurances that such obligations will not arise in the future. Many of our facilities have a history of industrial usage for which investigation and remediation obligations could arise in the future and which could have a material adverse effect on our financial position, results of operations or cash flows.

The Company incurred capital expenditures of approximately $1.6 million in the first six months of 2008 and expects to incur approximately $0.1 million in capital expenditures in the remainder of 2008, to comply with certain environmental laws at a facility related to the ICL Acquisition.

We received a letter dated March 14, 2007 from the EPA stating that corrective action is required at our Cincinnati facility to address suspected areas of concern and potential releases of hazardous substances at the site. The releases referenced by the EPA occurred prior to the Company’s ownership of the site. The EPA has requested that the Company enter into an Administrative Order on Consent under the Resource Conservation and Recovery Act with respect to corrective action obligations. We are working with the EPA to address their concerns and have notified a former owner of the site that we believe has indemnity obligations to us with respect to the EPA’s claim.

The Company is a member of a potentially responsible party (“PRP”) group related to a waste disposal site in Georgia. Our status as a PRP is based on documents indicating that waste materials were transported to the site from our Homerville, Georgia facility prior to our acquisition of the facility in 1989. We estimate our exposure related to this site will approximate $0.1 million.

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

The Company records reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had accrued liabilities of approximately $0.3 million as of March 30, 2008 and September 30, 2007. However, future expenditures related to these matters may exceed the amounts accrued.

Self-Insurance

The majority of the Company’s medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our liability related to workers’ compensation using actuarial data based on filed claims, and we determine our liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $8.0 million and $7.6 million as of March 30, 2008 and September 30, 2007, respectively.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of business. We believe the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.5 million and $0.4 million as of March 30, 2008 and September 30, 2007, respectively, related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

Our Armstrong Containers, Inc. subsidiary (“Armstrong”) has been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint based on the grounds that Armstrong is an alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). MacGregor allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. See Note 15, Contingencies, “Litigation—Lead Paint Litigation,” in Notes to Consolidated Financial Statements in the Annual Report for a discussion of this litigation.

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

While we believe that we have valid defenses to the personal injury and public nuisance cases and plan to vigorously defend them, we can neither predict the outcome at this time due to the uncertainties involved nor can we reasonably determine the scope or amount of the potential costs and liabilities related to these matters. We have, therefore, not reserved any amounts in respect of potential payment of damages. Any potential liability arising out of these matters may have a material adverse effect on our financial position, results of operations and/or cash flows. As of March 30, 2008 and September 30, 2007, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation.

The lawsuits have been tendered to Armstrong’s insurers for which Armstrong had policies in place during the potentially relevant time period (and of which it is aware), which currently is from around 1972 through the present. In response to the tenders, the various insurers have acknowledged receipt of the lawsuits and generally agreed to participate in the defense of the cases, subject to a reservation of their rights to contest coverage at a later date. A few recently identified insurers still are trying to determine whether they insured Armstrong, and therefore have not yet agreed to participate in the defense of these cases.

Notwithstanding the above, as previously disclosed, one of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in Wisconsin state court. The action is styled as Liberty Mutual Insurance Company v. BWAY Corporation and Armstrong Containers, Inc. and Anthony Johnson, Susan M. Grambling, Demond’dre Myers, and Jamara Ruffin, and Zurich American Insurance Company, Case No: 07-C-0530, in the United States District Court, Eastern District of Wisconsin.

Shortly after receiving copies of Liberty’s Wisconsin declaratory judgment complaint, Armstrong filed a declaratory judgment action in Georgia state court. The action is styled as Armstrong Containers, Inc. v. Liberty Mutual Insurance Company, Anthony Johnson, Demond’Dre Myers, and Jamara Ruffin, Civil Action No. 07A-05222-2, in the Superior Court of Gwinnett County, State of Georgia.

The parties in the above actions recently reached a mutually agreeable resolution and on May 13, 2008, both the Wisconsin declaratory judgment action and the Georgia declaratory judgment action were dismissed with prejudice.

Letters of Credit

As of March 30, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of approximately $6.8 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

As of March 30, 2008, approximately 29% of the Company’s hourly workforce was covered by ten separate collective bargaining agreements. Of the ten collective bargaining agreements, agreements with two, representing approximately 2% of our unionized employees, will become amendable in 2008.

The closure of our Franklin Park facility (as discussed in Note 6, Restructuring and Reorganization Liabilities) will affect approximately 10 salaried employees and 76 hourly employees. The hourly employees are represented by three separate collective bargaining agreements.

Commodity Risk

The Company is subject to various risks and uncertainties related to changing commodity prices for, and the availability of, the raw materials used in the manufacturing processes (primarily steel and resin), as well as for unfavorable changes in energy costs (primarily electricity and natural gas).

10.	BUSINESS SEGMENTS

The Company’s operations are organized and reviewed by management along its product lines in two reportable segments, Metal Packaging and Plastic Packaging. The Company differentiates the segments based on the nature of the products they offer. The primary raw material and manufacturing process are unique for each segment. A further description of each business segment and of the Company’s Corporate services area follows:

Metal Packaging. Metal Packaging includes the metal packaging products manufactured and distributed by BWAY and ICL. Principal products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate reportable segment of the Company with management and production facilities and manufacturing processes distinct from the Company’s Plastic Packaging Division.

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

Corporate. Corporate includes executive management, accounting and finance, information technology, payroll and human resources and various other overhead charges, each to the extent not allocated to the segments.

Segment assets include, among other things, inventories, property, plant and equipment, goodwill and other intangible assets. The accounting policies of the Company’s segments have not changed from those described in the Annual Report. There were no inter-segment sales reported in the periods presented. Management’s evaluation of segment performance is principally based on a measure of segment earnings, which the Company calculates as segment gross profit (excluding depreciation and amortization) less selling expenses (“Segment Earnings”).

The following sets forth certain financial information attributable to the Company’s business segments for the three and six months ended March 30, 2008 and April 1, 2007:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
NET SALES
Metal packaging	$140,479	$140,561	$264,879	$259,435
Plastic packaging	103,097	93,710	196,084	177,212

CONSOLIDATED NET SALES	243,576	234,271	460,963	436,647

INCOME (LOSS) BEFORE INCOME TAXES
Metal packaging	19,879	20,688	30,387	35,073
Plastic packaging	10,332	13,561	18,393	20,884

SEGMENT EARNINGS	30,211	34,249	48,780	55,957

Corporate undistributed expense	(3,677)	(3,503)	(7,611)	(5,400)
Public offering expense	—	(317)	—	(317)
Depreciation and amortization (see below)	(11,490)	(11,177)	(22,617)	(22,575)
Restructuring (charge) adjustment	(4,190)	203	(4,214)	164
Interest expense, net	(9,334)	(9,320)	(18,789)	(18,723)
Other income (expense), net	12	(530)	(122)	(587)

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	$1,532	$9,605	$(4,573)	$8,519

DEPRECIATION AND AMORTIZATION
Metal packaging	$5,866	$5,583	$11,533	$11,118
Plastic packaging	5,377	5,379	10,652	10,776

Segment depreciation and amortization	11,243	10,962	22,185	21,894
Corporate depreciation and amortization	247	215	432	681

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$11,490	$11,177	$22,617	$22,575

The following table sets forth total assets attributable to the Company’s business segments as of March 30, 2008 and September 30, 2007:

(Dollars in thousands)	March 30, 2008	September 30, 2007
TOTAL ASSETS
Metal packaging assets	$330,900	$335,197
Plastic packaging assets	324,104	326,626

Segment assets	655,004	661,823
Corporate	172,501	196,110

CONSOLIDATED TOTAL ASSETS	$827,505	$857,933

For the three and six months ended March 30, 2008, approximately 90% of the Company’s net sales were in the United States, approximately 9% of the Company’s net sales were in Canada and the remaining 1% was to other foreign countries. For the three and six months ended April 1, 2007, approximately 90% of the Company’s net sales were in the United States, approximately 8% of the Company’s net sales were in Canada and the remaining 1% was to other foreign countries.

For the three and six months ended March 30, 2008, approximately 92% and 88% of the Company’s metal packaging segment net sales and plastics packaging segment net sales, respectively, were in the United States with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). For the three and six months ended April 1, 2007, approximately 88% and 87% of the Company’s metal packaging segment net sales and plastics packaging segment net sales, respectively, were in the United States with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). Geographic net sales information is based on the destination of the shipments.

Long-lived assets located in Canada as of March 30, 2008 and September 30, 2007 were approximately $7.0 million and $5.8 million, respectively.

11.	COMPREHENSIVE INCOME (LOSS) INFORMATION

For the three and six months ended March 30, 2008 and April 1, 2007, the Company’s comprehensive (loss) income was comprised of net income (loss) and adjustments for foreign currency translation.

Total comprehensive (loss) income consisted of the following:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
COMPREHENSIVE (LOSS) INCOME
Net income (loss)	$1,123	$5,440	$(2,780)	$4,833
Foreign currency translation adjustments	(1,154)	203	(866)	(725)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(31)	$5,643	$(3,646)	$4,108

The components of accumulated other comprehensive income consisted of the following:

(Dollars in thousands)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, September 30, 2007	$(659)	$3,037	$2,378
Change	—	(866)	(866)

BALANCE, MARCH 30, 2008	$(659)	$2,171	$1,512

12.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

(unaudited)

March 30, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$4,327	$4144	$5,268	$—	$13,739
Accounts receivable, net	61,726	44,084	10,785	—	116,595
Inventories	72,159	30,299	9,532	—	111,990
Income taxes receivable	35,305	(25,744)	1,009	—	10,570
Deferred tax assets	6,610	1,347	—	—	7,957
Other	4,520	833	389	(124)	5,618

TOTAL CURRENT ASSETS	184,647	54,963	26,983	(124)	266,469

PROPERTY, PLANT AND EQUIPMENT, NET	83,057	56,226	7,053	—	146,336

OTHER ASSETS
Goodwill	120,260	99,915	33,532	—	253,707
Other intangible assets, net	42,245	81,649	26,567	—	150,461
Deferred financing costs, net	6,975	—	1,007	—	7,982
Other	2,170	380	—	—	2,550
Investment in subsidiaries	255,680	19,569	5,991	(281,240)	—

TOTAL OTHER ASSETS	427,330	201,513	67,097	(281,240)	414,700

TOTAL ASSETS	$695,034	$312,702	$101,133	$(281,364)	$827,505

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$43,950	$49,940	$12,636	$(124)	$106,402
Accrued salaries and wages	6,582	3,916	916	—	11,414
Accrued interest	10,366	—	8	—	10,374
Accrued rebates	4,611	778	213	—	5,602
Current portion of long-term debt	2,150	—	551	—	2,701
Other	15,161	1,242	599	—	17,002

TOTAL CURRENT LIABILITIES	82,820	55,876	14,923	(124)	153,495

LONG-TERM DEBT	366,926	—	53,608	—	420,534

OTHER LIABILITIES
Deferred tax liabilities	24,112	44,229	869	—	69,210
Intercompany	40,530	(41,941)	3,335	(1,924)	—
Other	23,490	3,557	63	—	27,110

TOTAL OTHER LIABILITIES	88,132	5,845	4,267	(1,924)	96,320

TOTAL LIABILITIES	537,878	61,721	72,798	(2,048)	670,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	136,346	233,190	25,699	(258,889)	136,346
Retained earnings	19,298	17,275	463	(17,738)	19,298
Accumulated other comprehensive income	1,512	515	2,173	(2,688)	1,512

TOTAL STOCKHOLDER’S EQUITY	157,156	250,981	28,335	(279,316)	157,156

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$695,034	$312,702	$101,133	$(281,364)	$827,505

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

September 30, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$44,292	$1,545	$7,586	$—	$53,423
Accounts receivable, net	54,024	39,388	14,250	(511)	107,151
Inventories	73,125	30,089	8,578	—	111,792
Income taxes receivable	29,664	(22,863)	(639)	—	6,162
Deferred tax assets	6,581	1,347	—	—	7,928
Other	4,856	1,198	434	(699)	5,789

TOTAL CURRENT ASSETS	212,542	50,704	30,209	(1,210)	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	80,357	55,575	5,818	—	141,750

OTHER ASSETS
Goodwill	120,259	99,008	34,351	—	253,618
Other intangible assets, net	45,230	85,114	28,870	—	159,214
Deferred financing costs, net	7,933	—	1,141	—	9,074
Other	1,693	339	—	—	2,032
Investment in subsidiaries	266,284	26,238	—	(292,522)	—

TOTAL OTHER ASSETS	441,399	210,699	64,362	(292,522)	423,938

TOTAL ASSETS	$734,298	$316,978	$100,389	$(293,732)	$857,933

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$64,278	$55,577	$14,245	$(1,210)	$132,890
Accrued salaries and wages	6,517	3,651	978	—	11,146
Accrued interest	11,655	—	419	—	12,074
Accrued rebates	8,368	1,442	279	—	10,089
Current portion of long-term debt	1,716	—	568	—	2,284
Other	14,922	1,550	797	—	17,269

TOTAL CURRENT LIABILITIES	107,456	62,220	17,286	(1,210)	185,752

LONG-TERM DEBT	367,784	—	55,530	—	423,314

OTHER LIABILITIES
Deferred tax liabilities	24,467	44,276	1,043	—	69,786
Intercompany	56,884	(57,091)	207	—	—
Other	20,451	1,289	85	—	21,825

TOTAL OTHER LIABILITIES	101,802	(11,526)	1,335	—	91,611

TOTAL LIABILITIES	577,042	50,694	74,151	(1,210)	700,677

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	132,596	233,190	19,568	(252,758)	132,596
Retained earnings	22,282	29,540	3,633	(33,173)	22,282
Accumulated other comprehensive income	2,378	3,553	3,037	(6,590)	2,378

TOTAL STOCKHOLDER’S EQUITY	157,256	266,284	26,238	(292,522)	157,256

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$734,298	$316,978	$100,389	$(293,732)	$857,933

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Three Months Ended March 30, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$134,790	$90,665	$18,121	$—	$243,576

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	115,473	79,959	16,119	(170)	211,381
Depreciation and amortization	5,633	4,916	941	—	11,490
Selling and administrative expense	4,710	775	176	—	5,661
Restructuring charge	3,742	—	448	—	4,190
Interest expense, net	8,409	(3)	928	—	9,334
Other expense (income), net	108	(150)	(115)	145	(12)

TOTAL COSTS AND EXPENSES	138,075	85,497	18,497	(25)	242,044

(LOSS) INCOME BEFORE INCOME TAXES	(3,285)	5,168	(376)	25	1,532
(Benefit from) provision for income taxes	(1,001)	1,747	(337)	—	409
Equity in income (loss) of subsidiaries	3,382	(39)	—	(3,343)	—

NET INCOME (LOSS)	$1,098	$3,382	$(39)	$(3,318)	$1,123

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Three Months Ended April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$133,544	$82,393	$18,334	$—	$234,271

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	112,117	70,487	14,823	(178)	197,249
Depreciation and amortization	5,366	5,095	716	—	11,177
Selling and administrative expense	4,937	769	570	—	6,276
Public Offering expense	317	—	—	—	317
Restructuring charge (adjustment)	(203)	—	—	—	(203)
Interest expense, net	8,527	—	793	—	9,320
Other expense (income), net	452	(89)	(11)	178	530

TOTAL COSTS AND EXPENSES	131,513	76,262	16,891	—	224,666

INCOME BEFORE INCOME TAXES	2,031	6,131	1,443	—	9,605
Provision for income taxes	539	3,095	531	—	4,165
Equity in income (loss) of subsidiaries	3,948	912	(77)	(4,783)	—

NET INCOME	$5,440	$3,948	$835	$(4,783)	$5,440

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Six Months Ended March 30, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$252,387	$171,647	$36,929	$—	$460,963

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	223,821	152,130	32,655	(353)	408,253
Depreciation and amortization	10,994	9,760	1,863	—	22,617
Selling and administrative expense	9,516	1,557	468	—	11,541
Restructuring charge	3,766	—	448	—	4,214
Interest expense, net	16,866	(5)	1,928	—	18,789
Other expense, net	229	(326)	(109)	328	122

TOTAL COSTS AND EXPENSES	265,192	163,116	37,253	(25)	465,536

(LOSS) INCOME BEFORE INCOME TAXES	(12,805)	8,531	(324)	25	(4,573)
(Benefit from) provision for income taxes	(4,440)	2,960	(313)	—	(1,793)
Equity in income (loss) of subsidiaries	5,560	(11)	—	(5,549)	—

NET (LOSS) INCOME	$(2,805)	$5,560	$(11)	$(5,524)	$(2,780)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Six Months Ended April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$248,706	$155,102	$32,839	$—	$436,647

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	212,182	136,954	26,819	(356)	375,599
Depreciation and amortization	11,046	10,191	1,338	—	22,575
Selling and administrative expense	8,143	1,405	943	—	10,491
Public offering expense	317	—	—	—	317
Restructuring charge	(164)	—	—	—	(164)
Interest expense, net	17,136	—	1,587	—	18,723
Other expense (income), net	629	(242)	(156)	356	587

TOTAL COSTS AND EXPENSES	249,289	148,308	30,531	—	428,128

(LOSS) INCOME BEFORE INCOME TAXES	(583)	6,794	2,308	—	8,519
(Benefit from) provision for income taxes	(523)	3,374	835	—	3,686
Equity in income (loss) of subsidiaries	4,893	1,473	(77)	(6,289)	—

NET INCOME	$4,833	$4,893	$1,396	$(6,289)	$4,833

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

(unaudited)

Six Months Ended March 30, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(29,294)	$11,399	$(330)	$—	$(18,225)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(10,146)	(8,800)	(1,400)	—	(20,346)
Other	3	—	—	—	3

NET CASH USED IN INVESTING ACTIVITIES	(10,143)	(8,800)	(1,400)	—	(20,343)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(424)	—	(278)	—	(702)
Other	(104)	—	—	—	(104)

NET CASH USED IN FINANCING ACTIVITIES	(528)	—	(278)	—	(806)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(310)	—	(310)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,965)	2,599	(2,318)	—	(39,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44,292	1,545	7,586	—	53,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,327	$4,144	$5,268	$—	$13,739

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

(unaudited)

Six Months Ended April 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(11,712)	$5,386	$3,894	$—	$(2,432)

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(5,335)	(4,875)	(451)	—	(10,661)
Business acquisitions	(17)	—	(6,048)	—	(6,065)
Other	76	—	—	—	76

NET CASH USED IN INVESTING ACTIVITIES	(5,276)	(4,875)	(6,499)	—	(16,650)

CASH FLOW FROM FINANCING ACTIVITIES
Repayments of term loan	(20,000)	—	(243)	—	(20,243)
Other	(78)	(16)	—	—	(94)

NET CASH USED IN FINANCING ACTIVITIES	(20,078)	(16)	(243)	—	(20,337)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(795)	—	(795)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,066)	495	(3,643)	—	(40,214)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,551	$1,953	$2,261	$—	$10,765

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors Affecting Our Results of Operations

Net Sales

“Net Sales” includes revenues generated from sales of general line rigid metal and plastic containers, reduced for customer credits, sales returns and allowances and earned quantity discounts.

Our net sales depend in large part on the varying economic and other conditions of the end-markets that we serve. Demand for our products correlates positively with changes in the overall U.S. economy. Most of the end-markets we serve, including our largest market, architectural paint and coatings, have historically shown steady growth. Demand for our products may change due to changes in general and regional economic conditions, consumer confidence, weather, commodity prices, employment and personal income growth, each of which is beyond our control.

The current economic conditions affecting the home building and improvement sector and general economic conditions have negatively impacted our net sales.

Metal segment pricing is based on the cost of steel, coatings, inks, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. We generally adjust pricing for our metal segment products around the beginning of each calendar year primarily in conjunction with estimated changes in raw material costs. Typically, the price of our manufactured metal segment products is higher for larger, more complex products.

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

Our net sales are also impacted by the pass-through of price changes for steel and plastic resin as permitted in our sales agreements. Our metal segment selling prices generally increase around January 1st of each year. Our plastics segment selling prices change periodically throughout the year based on fluctuations in the cost of resin. We have generally been able to recover raw material price increases through pass-through mechanisms in our sales agreements though the timing of the recovery does not always coincide with when we incur the raw material cost.

Expenses

Our expenses primarily consist of:

Cost of products sold (excluding depreciation and amortization), which includes raw materials, labor and benefits, rent, freight, utilities and operating supplies. Cost of products sold is primarily driven by the cost of these items, production volume and the mix of products manufactured. Moreover, we account for our inventories on a first-in-first out (“FIFO”) basis; as a result, our cost of products sold can vary significantly by period if there are fluctuations in the cost of our key raw materials (steel and plastic resin).

Depreciation and amortization, which includes depreciation of property, plant and equipment and amortization of identifiable intangible assets. Depreciation expense is primarily driven by capital expenditures, offset by the reduction of assets that become fully depreciated and disposals of equipment. Amortization expense is primarily driven by the valuation of intangible assets acquired in business acquisitions.

Restructuring (adjustment) charge, which includes costs related to closing redundant facilities and eliminating redundant positions. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through consolidation of facilities and headcount reductions and include severance and termination benefits, rent and other holding costs on vacated facilities and costs associated with the removal of equipment.

Selling and administrative expense, which includes salaries and incentive compensation for corporate and sales personnel, professional fees, insurance, stock-based compensation, rent, bad debt expense and other corporate administrative costs. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance, stock-based compensation, performance based incentive compensation and legal, accounting and other professional fees.

Interest expense, net, which includes interest payments on our indebtedness. Changes in the amount of our indebtedness and fluctuations in interest rates can drive changes in these costs.

Other expense (income), net, which includes foreign currency transaction gains and losses, gains and losses on the disposition of property, plant and equipment, Kelso financial advisory fees (which were discontinued concurrent with the public offering in 2007) and other non-operating expenses.

Raw Materials

Raw materials for the metal segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Steel producers have historically raised prices annually around January 1st of each year. Over the last four years there has been consolidation in the steel industry, and as a result our steel raw material purchases have been concentrated with the largest suppliers. Over the past several years, steel pricing has increased more than historical levels due to increases in our steel producers’ cost of raw materials and strong global demand. We have historically been able to secure steel to meet our customers’ requirements even during periods of high demand.

Recently, certain steel producers announced their intention to impose surcharges in the second calendar quarter of 2008 on negotiated prices in existing contracts. Although our contracts with the Company’s steel suppliers are intended to protect us from mid-year price adjustments, in the event we are unsuccessful in enforcing contractual pricing and avoiding the recently announced surcharges, we will pursue our historical practice of seeking to pass price adjustments through to our customers.

Raw materials for the plastics segment include resins, fittings and inks. Resin prices fluctuate periodically throughout the year, but have increased steadily over the past several years. We have generally been able to recover these raw material price increases through pass-through mechanisms in our sales agreements. We have historically been able to secure resin to meet our customers’ requirements even during periods of tight supply.

To reduce our overall cost of raw materials, we have periodically supplemented our steel and resin raw material supply with purchases on the spot market and additional purchases in advance of price increases.

Overview

The following highlights changes in the Company’s results of operations in the three and six months ended March 30, 2008 as compared to the three and six months ended April 1, 2007. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•

Net sales increased $9.3 million (4.0%) and $24.3 million (5.6%) for the three and six months ended March 30, 2008, respectively, and gross margin decreased $4.8 million (13.0%) and $8.3 million (13.7%) in the three and six months ended March 30, 2008, respectively, as compared to the three and six months ended April 1, 2007.

•

Metal segment gross margin decreased 3.4% from $22.2 million and 12.5% from $38.0 million in the three and six months ended April 1, 2007, respectively, to $21.4 million and $33.3 million in the three and six months ended March 30, 2008, respectively.

•

Plastic segment gross margin decreased 23.6% from $14.8 million and 11.4% from $23.0 million in the three and six months ended April 1, 2007, respectively, to $11.3 million and $20.4 million in the three and six months ended March 30, 2008, respectively.

•

The increase in net sales for the three and six months ended March 30, 2008 compared to the three and six months ended April 1, 2007 is primarily due to higher selling prices in response to increased raw material costs, partially offset by lower volume and unfavorable product and customer mix.

•

Gross margin as a percentage of net sales decreased to 13.2% and 11.4% in the three and six months ended March 30, 2008, respectively, from 15.8% and 14.0% in the three and six months ended April 1, 2007, respectively. The decrease is due to higher resin and steel costs relative to the increase in selling prices, an unfavorable mix of products sold, higher spending and lower productivity.

•

Corporate undistributed expenses included in cost of products sold and selling and administrative expense included approximately $0.5 million and $1.3 million, respectively, in the three months ended March 30, 2008, and $0.9 million and $2.6 million, respectively, in the six months ended March 30, 2008 in non-cash stock-based compensation expense related to certain stock options with performance based vesting criteria modified in 2007 related to the initial public offering.

•

In the three and six months ended March 30, 2008, corporate undistributed expenses include a $1.0 million favorable adjustment to the allowance for bad debts related to a change in the estimate of our allowance for doubtful trade accounts receivable to reflect improved collection efforts.

Results of Operations

Our operations are organized and reviewed by management along our product lines in two reportable segments, Metal Packaging and Plastic Packaging. For a discussion of our business segments, see Note 10, Business Segments, to Notes to Consolidated Financial Statements, included in Item 1.

The following table set forth changes in the Company’s statements of operations and presents line items as a percentage of net sales for the three months ended March 30, 2008 and April 1, 2007.

	Three Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
Net sales	$243,576	$234,271	$9,305	4.0%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	211,381	197,249	14,132	7.2	86.8	84.2

Gross margin (excluding depreciation and amortization)	32,195	37,022	(4,827)	(13.0)	13.2	15.8

Depreciation and amortization	11,490	11,177	313	2.8	4.7	4.8
Selling and administrative expense	5,661	6,276	(615)	(9.8)	2.3	2.7
Public offering expense	—	317	(317)	(100.0)	0.0	0.1
Restructuring charge (adjustment)	4,190	(203)	4,393	NM	1.7	(0.1)
Interest expense, net	9,334	9,320	14	0.2	3.8	4.0
Other (income) expense, net	(12)	530	(542)	NM	0.0	0.2

Income before income taxes	1,532	9,605	(8,073)	(84.0)	0.6	4.1

Provision for income taxes	409	4,165	(3,756)	(90.2)	0.2	1.8

Net income	$1,123	$5,440	$(4,317)	(79.4)	0.5%	2.3%

NM—NOT MEANINGFUL

The following table set forth changes in the Company’s statements of operations and presents line items as a percentage of net sales for the six months ended March 30, 2008 and April 1, 2007.

	Six Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
Net sales	$460,963	$436,647	$24,316	5.6%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	408,253	375,599	32,654	8.7	88.6	86.0

Gross margin (excluding depreciation and amortization)	52,710	61,048	(8,338)	(13.7)	11.4	14.0

Depreciation and amortization	22,617	22,575	42	0.2	4.9	5.2
Selling and administrative expense	11,541	10,491	1,050	10.0	2.5	2.4
Public offering expense	—	317	(317)	(100.0)	0.0	0.1
Restructuring charge (adjustment)	4,214	(164)	4,378	NM	0.9	0.0
Interest expense, net	18,789	18,723	66	0.4	4.1	4.3
Other expense, net	122	587	(465)	(79.2)	0.0	0.1

(Loss) income before income taxes	(4,573)	8,519	(13,092)	NM	(1.0)	2.0

(Benefit from) provision for income taxes	(1,793)	3,686	(5,479)	NM	(0.4)	0.8

Net (loss) income	$(2,780)	$4,833	$(7,613)	NM	(0.6)%	1.1%

NM—NOT MEANINGFUL

Net Sales

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
NET SALES BY SEGMENT
Metal packaging	$140,479	$140,561	$(82)	(0.1)%	57.7%	60.0%
Plastic packaging	103,097	93,710	9,387	10.0	42.3	40.0

CONSOLIDATED NET SALES	$243,576	$234,271	$9,305	4.0%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
NET SALES BY SEGMENT
Metal packaging	$264,879	$259,435	$5,444	2.1%	57.5%	59.4%
Plastic packaging	196,084	177,212	18,872	10.6	42.5	40.6

CONSOLIDATED NET SALES	$460,963	$436,647	$24,316	5.6%	100.0%	100.0%

Metal packaging segment net sales were essentially flat in the second quarter of 2008 compared to the second quarter of 2007 as price increases were offset by lower volumes of certain products and an unfavorable mix of products sold. Historically price increases are implemented at the beginning of each calendar year in response to announced steel costs. Overall volume decreased primarily due to lower volumes in paint, partially offset by higher volumes in aerosol cans and specialty containers. Demand for architectural paint and coatings, the largest end use market segment for the Company’s metal packaging containers, remained weak during the quarter due to continued slowness in the home construction and improvement sector and in the overall general economy.

The increase in metal packaging segment net sales in the first six months of 2008 compared to the first six months of 2007 is a result of higher raw material driven selling prices, including annual adjustments at the beginning of our fiscal second quarter, partially offset by lower volumes of certain products and an unfavorable mix of products sold.

The increase in plastics packaging segment net sales in the second quarter of 2008 compared to the second quarter of 2007 is attributable to higher selling prices resulting from the pass-through of increases in raw material costs, partially offset by a decrease in volume and, to a lesser extent, an unfavorable mix of products sold.

The increase in plastics packaging segment net sales in the first six months of 2008 compared to the first six months of 2007 is attributable to higher selling prices resulting from the pass-through of increases in raw material costs and increased volumes in the first six months of 2008, partially offset by an unfavorable mix of products sold.

Cost of Products Sold (excluding depreciation and amortization)

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$119,064	$118,402	$662	0.6%	56.3%	60.0%
Plastic packaging	91,809	78,931	12,878	16.3	43.4	40.0

Segment CPS	210,873	197,333	13,540	6.9	99.8	100.0
Corporate undistributed expenses	508	(84)	592	NM	0.2	0.0

CONSOLIDATED CPS	$211,381	$197,249	$14,132	7.2%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$231,599	$221,401	$10,198	4.6%	56.7%	58.9%
Plastic packaging	175,687	154,180	21,507	13.9	43.0	41.0

Segment CPS	407,286	375,581	31,705	8.4	99.8	100.0
Corporate undistributed expenses	967	18	949	NM	0.2	0.0

CONSOLIDATED CPS	$408,253	$375,599	$32,654	8.7%	100.0%	100.0%

Metal packaging segment cost of products sold, excluding depreciation and amortization, (“CPS”) increased in the second quarter of 2008 compared to the second quarter of 2007 due primarily to higher raw material costs offset by lower volume. Metal packaging segment CPS increased in the first six months of 2008 compared to the first six months of 2007 due primarily to higher raw material costs, partially offset by lower volume and lower productivity.

Metal packaging segment CPS as a percentage of segment net sales increased to 84.8% in the second quarter of 2008 from 84.2% in the second quarter of 2007 and to 87.4% in the first six months of 2008 from 85.3% in the first six months of 2007. The increase in metal packaging segment CPS as a percentage of net sales continued to be adversely affected by: (i) the cost of steel became unfavorable beginning in the second half of fiscal 2007 and continued through the first quarter of 2008 as lower-cost foreign sources and opportunistic spot buys largely disappeared; (ii) material cost increases implemented in the second quarter; (iii) competitive pricing pressures, particularly for aerosol cans; and (iv) lower volume and an unfavorable customer mix driven by slowness in the home construction and improvement sector and in the overall general economy.

At the end of the first quarter of 2008, we adjusted our steel supplier portfolio and negotiated new steel supply agreements for calendar 2008. In January 2008, we implemented selling price increases to reflect the higher cost of steel, which we expect will restore metal segment gross margin (net sales less CPS) to historical levels.

In second quarter of 2008 compared to the second quarter of 2007, plastic packaging segment CPS increased primarily due to higher resin costs and lower productivity, partially offset by lower sales volume. In the first six months of 2008 compared to the first six months of 2007, plastic packaging CPS increased as a result of higher sales volume, higher resin costs and lower productivity.

Plastic packaging segment CPS as a percentage of segment net sales increased to 89.1% in the second quarter of 2008 from 84.2% in the second quarter of fiscal 2007 and to 89.6% in the first six months of 2008 from 87.0% in the first six months of 2007 primarily as a result of higher raw material costs relative to selling price pass-through and lower productivity.

Depreciation and Amortization

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$5,866	$5,583	$283	5.1%	51.1%	50.0%
Plastic packaging	5,377	5,379	(2)	0.0	46.8	48.1

Segment D&A	11,243	10,962	281	2.6	97.9	98.1
Corporate undistributed expenses	247	215	32	14.9	2.1	1.9

CONSOLIDATED D&A	$11,490	$11,177	$313	2.8%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$11,533	$11,118	$415	3.7%	51.0%	49.2%
Plastic packaging	10,652	10,776	(124)	(1.2)	47.1	47.7

Segment D&A	22,185	21,894	291	1.3	98.1	97.0
Corporate undistributed expenses	432	681	(249)	(36.6)	1.9	3.0

CONSOLIDATED D&A	$22,617	$22,575	$42	0.2%	100.0%	100.0%

Metal packaging segment depreciation and amortization expense (“D&A”) in the second quarter and first six months of fiscal 2008 includes $0.5 million of accelerated depreciation related to the planned closure of its Franklin Park facility (see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements in Item 1). Amortization expense was relatively unchanged in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007.

Selling and Administrative Expense

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$1,536	$1,471	$65	4.4%	27.1%	23.4%
Plastic packaging	956	1,218	(262)	(21.5)	16.9	19.4

Segment S&A	2,492	2,689	(197)	(7.3)	44.0	42.8
Corporate undistributed expenses	3,169	3,587	(418)	(11.7)	56.0	57.2

CONSOLIDATED S&A	$5,661	$6,276	$(615)	(9.8)%	100.0%	100.0%

	Six Months Ended		Change		As a % of the Total
(Dollars in thousands)	March 30, 2008	April 1, 2007	$	%	March 30, 2008	April 1, 2007
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$2,893	$2,961	$(68)	(2.3)%	25.1%	28.2%
Plastic packaging	2,004	2,148	(144)	(6.7)	17.4	20.5

Segment S&A	4,897	5,109	(212)	(4.1)	42.4	48.7
Corporate undistributed expenses	6,644	5,382	1,262	23.4	57.6	51.3

CONSOLIDATED S&A	$11,541	$10,491	$1,050	10.0%	100.0%	100.0%

Segment selling and administrative expense (“S&A”) decreased in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 primarily due to lower spending.

Corporate undistributed expenses decreased in the second quarter of 2008 compared to the second quarter of 2007 due to a $1.0 million reduction in the allowance for bad debts as a result of changing our methodology for estimating the allowance for doubtful accounts. Corporate undistributed expenses in the first six months of 2008 decreased approximately $1.4 million compared to the first six months of 2007 due to the $1.0 million favorable bad debt adjustment in the second quarter discussed above partially offset by a $0.4 million favorable adjustment to bad debt expense in the first quarter of 2007.

Stock-based compensation included in corporate undistributed expenses increased in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 by $1.1 million and $2.2 million, respectively, primarily due to the modification of certain stock options in the third quarter of 2007 (see Note 8, Stock-Based Compensation, in Notes to Consolidated Financial Statements in Item 1).

Excluding the above items, corporate undistributed S&A decreased approximately $0.6 million and $0.5 million in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007, respectively, primarily due to lower spending.

Public Offering Expenses

In the third quarter of 2007, BWAY Holding completed an initial public offering of its common stock (see Note 1, General, in Notes to Consolidated Financial Statements in Item 1). We incurred $0.3 million in expenses in the second quarter of 2007 preparing for the offering. There were no comparable expenses in 2008.

Restructuring Charge (Adjustment)

In the second quarter and first six months of 2008, we recorded approximately $4.3 million in expenses related to the planned closure of our Franklin Park facility and elimination of certain redundant positions (see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements in Item 1). In the second quarter of 2008 and 2007, we recorded restructuring adjustments of approximately $(0.1) million and $(0.2) million, respectively, related to adjustments to lease assumptions for previously closed facilities.

Interest and Taxes

Interest Expense, Net. Interest expense, net, remained unchanged at $9.3 million in the second quarter of 2008 compared to the second quarter of 2007 and increased slightly to $18.8 million in the first six months of 2008 from $18.7 million in the first six months of 2007.

Provision For (Benefit From) Income Taxes. The provision for income taxes and effective income tax rate decreased to $0.4 million and 26.7%, respectively, in the second quarter of 2008 from $4.2 million and 43.4%, respectively, in the second quarter of 2007. The decrease in the effective income tax rate in the second quarter of 2008 compared to the second quarter of 2007 is due to a reduction in tax rates in Canada, utilization of foreign tax credits and an increase in the benefit from the domestic manufacturing deduction.

The benefit from income taxes and effective income tax rate decreased to $1.8 million and 39.2%, respectively, in the first six months of 2008 from a provision for income taxes of $3.7 million and 43.3%, respectively, in the first six months of 2007. The decrease in the effective income tax rate in the first six months of 2008 compared to the first six months of 2007 is due to a favorable resolution of a foreign tax assessment, an increase in the domestic manufacturing deduction and favorable income tax law changes in Canada.

Liquidity and Capital Resources

Our primary sources of liquidity are internally generated cash flows and revolver borrowings.

During the first six months of 2008, cash and cash equivalents decreased $39.7 million to $13.7 million primarily due to a $34.1 million increase in primary working capital (accounts receivable plus inventories less accounts payable).

During the first six months of 2007, cash and cash equivalents decreased $40.2 million to $10.8 million primarily due to a $21.8 million increase in primary working capital and a $20.0 million voluntary prepayment on the US Term Loan.

Changes in working capital experienced in the first six months of 2008 are not necessarily indicative of changes that should be expected for the entire fiscal year. Historically, cash decreases and primary working capital increases in the first six months of the fiscal year, and the Company generates cash in the last six months of the fiscal year due to higher earnings and reductions in primary working capital.

Long-term debt outstanding, including the current portion, increased $5.3 million to $423.2 million as of March 30, 2008 from $417.9 million as of April 1, 2007. The increase in long-term debt is due to changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes, partially offset by principal repayments. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

As of March 30, 2008, we had $43.4 million in revolving credit available to us and our U.S. subsidiaries, net of $6.6 million in standby letters of credit, and we had $4.8 million in revolving credit available to our Canadian subsidiary, net of $0.2 million in standby letters of credit. Standby letters of credit reduce available borrowings. We believe we have sufficient borrowing capacity under our credit facility to provide adequate resources to meet any short-term cash shortfalls, which may result from the timing of operating cash flows. However, we may be limited by our credit agreement to provide funds to our Canadian subsidiary if its revolver is insufficient.

Interest rates on our term loan borrowings are variable. The weighted-average interest rate on variable rate borrowings outstanding as of March 30, 2008 and April 1, 2007 was approximately 4.8% and 7.0%, respectively. The decrease in the interest rate is due to a decrease in the underlying base rate since the margin we pay, which is based on our leverage ratio (as defined in the applicable credit agreement), has not changed. We are exposed to increases in interest rates in the U.S. and Canada. See “Market Risk” below.

The credit agreement governing our U.S. Term Loan, U.S. Revolver, Canadian Term Loan and Canadian Revolver requires that for the twelve months ended March 30, 2008 we maintain a minimum Consolidated Interest Coverage Ratio of 2.80. For the twelve months ended March 30, 2008, that ratio was 3.01. For the twelve months ending June 20, 2008, the minimum Consolidated Interest Coverage Ratio increases to 2.95.

The credit agreement also requires that for the twelve months ended March 30, 2008 we not exceed a Maximum Consolidated Total Leverage Ratio of 4.30. For the twelve months ended March 30, 2008, that ratio was 3.85.

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

Cash flows and changes in cash and cash equivalents consisted of:

	Six Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Change
NET CASH USED IN OPERATING ACTIVITIES	$(18,225)	$(2,432)	$(15,793)
NET CASH USED IN INVESTING ACTIVITIES	(20,343)	(16,650)	(3,693)
NET CASH USED IN FINANCING ACTIVITIES	(806)	(20,337)	$19,531
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,739	$10,765

Net cash used in operating activities increased in the first six months of 2008 compared to the first six months of 2007. The increase in the use of cash in operating activities is primarily related to changes in primary working capital, a key measurement used by management that includes accounts receivable, inventories and accounts payable.

Net cash used in investing activities increased in the first six months of 2008 compared to the first six months of 2007 due to an increase in capital expenditures of $9.7 million. We used cash in investing activities of $6.1 million in the first six months of 2007 for the Vulcan Acquisition. We expect capital expenditures for 2008 to increase to between $33.0 million and $35.0 million, which is a higher than normal level, as we complete capital investments related to machinery and equipment for the production of new plastic packaging products developed in 2007, for machinery and equipment for the production of aerosol components and for capital required to facilitate the closure of certain manufacturing facilities (see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements in Item 1).

Net cash used in financing activities in the first six months of 2007 includes a $20.0 million voluntary repayment on the U.S. Term Loan. Repayments on the Term Loans in the first six months of 2008 include scheduled repayments under the credit agreement.

The Senior Notes and the Credit Facility are more fully discussed in Note 4, Long-Term Debt, in Notes to Consolidated Financial Statements Part I, Item 1, of this report.

The indenture to the Senior Notes and the credit agreement related to the Credit Facility each contain covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. As of March 30, 2008, we were in compliance with all applicable covenants contained in each of the indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of March 30, 2008, we had borrowings of $223.2 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.6 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would decrease the market value of the Senior Notes by approximately $4.4 million.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the second quarter and first six months ended March 30, 2008 and April 1, 2007, approximately 9% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars that are funded through operations in Canada, other purchases from foreign suppliers in transactions not denominated in U.S. dollars are not significant, and we do not believe we are exposed to a significant market risk of exchange rate changes related to such purchases.

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

Recently, certain steel producers announced their intention to impose surcharges in the second calendar quarter of 2008 on negotiated prices in existing contracts. Although our contracts with the Company’s steel suppliers are intended to protect us from mid-year price adjustments, in the event we are unsuccessful in enforcing contractual pricing and avoiding the recently announced surcharges, we will pursue our historical practice of seeking to pass price adjustments through to our customers.

In the event we are unable to purchase steel at contracted pricing or quantities, the Company could be exposed to adverse changes in the market price of steel. In the event we are unable to pass price adjustments through to our customers, our results of operations and cash flow could be materially and adversely affected.

Critical Accounting Policies

For a summary of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of the Annual Report. Other than as a result of the adoption of FIN 48, our critical accounting policies have not changed since September 30, 2007 (see “Recently Adopted Accounting Standards” in Note 1, General, to Notes to Consolidated Financial Statements, included in Part I, Item 8, which is incorporated herein by reference).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We expect to pay approximately $3.4 million related to a multi-employer pension withdrawal liability associated with the closure of our Franklin Park facility (see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements in Item 1 of this report). We estimate that the liability will be paid over no less than five years with annual payments beginning in the third quarter of 2009. The exact amount of the liability will be determined following the end of the plan year in which the last covered employee is terminated.

For a summary of our other significant contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contractual Obligations and Commercial Commitments” of the Annual Report. The nature of the obligations presented in the Annual Report has not materially changed since September 30, 2007.

As of March 30, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.8 million primarily in favor of our workers’ compensation insurers.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 9, Commitments and Contingencies, to Notes to Consolidated Financial Statements, included in Part I, Item I, which is incorporated herein by reference.

Subsequent Event

On May 12, 2008, BWAY Holding announced its intent to close the Company’s Cleveland, Ohio plastic packaging manufacturing facility. We expect the facility shutdown to begin during the fourth quarter of 2008 and the facility to be closed during the first quarter of 2009. Approximately 82 hourly and approximately 12 salaried employees will be affected by the facility closure.

The closure of the Cleveland facility is expected to result in greater production efficiencies, better utilization of working capital and cost savings. We will shift all production from the Cleveland facility to our plastic packaging manufacturing operations.

We expect to incur pre-tax restructuring expenses of approximately $3.1 million, which consists of approximately $0.6 million of severance and benefits, and approximately $2.5 million of facility shutdown and holding costs. The facility holding costs include approximately $1.0 million related to long-term lease obligations. We estimate that of these pre-tax expenses, approximately $2.2 million will be recognized in fiscal 2008 and approximately $0.9 million will be recognized in fiscal 2009. We estimate that tax benefits related to the $3.1 million will result in income tax deductions in the periods in which the expenses are paid.

We expect to record accelerated depreciation expense in the remainder of fiscal 2008 of approximately $0.6 million related to the shortened expected useful lives of certain assets, primarily machinery and equipment that will be dismantled and permanently taken out of service. We expect to expend approximately $2.3 million in capital expenditures related to rebuilding and installing certain assets that will be relocated from the Cleveland facility and used at other of our facilities. Of the $2.3 million in capital expenditures, we expect to expend $1.2 million and $1.1 million in fiscal 2008 and 2009, respectively.

The following table summarizes the exit plan, as discussed above:

	Summary of Exit Plan			Timing of Expenses
(Dollars in Millions)	Cash	Non-Cash	Total	2008	2009
Severance and benefits	$0.6	$—	$0.6	$0.6	$—
Facility closure costs	1.2	—	1.2	1.2	—
Facility holding costs	1.3	—	1.3	0.4	0.9
Accelerated depreciation	—	0.6	0.6	0.6	—

Total expenses	3.1	0.6	3.7	$2.8	$0.9

Capital expenditures	2.3	—	2.3

Exit plan total	$5.4	$0.6	$6.0

Timing of Capital Expenditures and Pre-Tax Cash Flows
Fiscal 2008	$2.0
Fiscal 2009	2.5
Fiscal 2010 - 2013	0.9

Total	$5.4

In addition to the amounts noted above, we expect to pay approximately $0.2 million of accrued vacation earned.

The amounts and timing of cash flows estimated above are preliminary and may vary materially based on various factors, including the timing in the execution of the exit plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not purchase, sell or hold derivatives or other market risk-sensitive instruments to hedge commodity price risk, interest rate risk or exchange rate risk or for trading purposes.

For a discussion of interest rate risk and its relation to our indebtedness, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” which is incorporated herein by reference.

Our business is exposed to variations in prices of raw materials and energy. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commodity Risk,” which is incorporated herein by reference.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that as of March 30, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes occurred during the quarter ended March 30, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.5 million and $0.4 million as of March 30, 2008 and September 30, 2007, respectively, related to pending litigation matters, other than as discussed below.

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

On March 18, 2008, the Wisconsin Supreme Court granted Plaintiff’s Petition for Review. On April 16, 2008, Plaintiff filed his Brief of Plaintiff-Appellant-Petitioner. Defendant’s Brief in Opposition to Plaintiff’s Brief is due to be filed no later than May 22, 2008. It is unclear at this time whether the Wisconsin Supreme Court will grant oral argument in connection with ruling on this matter. It is also unclear as to when the court may issue its ruling.

Subsequent Wisconsin Personal Injury Lawsuits

As to the other Wisconsin personal injury lawsuits previously disclosed, Plaintiffs recently agreed to dismiss without prejudice all remaining personal injury cases except for the following: Burton, Clark, Gibson, Godoy and B. Stokes. With respect to these remaining cases, Plaintiffs have agreed to stay these cases pending a ruling by the Wisconsin Supreme Court in the Godoy case referenced above.

Public Nuisance Ohio Lawsuits

With respect to the Columbus case, previously disclosed, on February 26, 2008, the Ohio Supreme Court denied Defendant Sherwin Williams’ request to disqualify Judge Brown. Accordingly, the case continues to be assigned to Judge Brown. Since the denial of the request for disqualification, no further action has taken place in this case.

With respect to the State of Ohio case, previously disclosed, Plaintiff State of Ohio filed a motion to remand this case back to state court on February 27, 2008. Defendants plan to oppose Plaintiff’s remand motion and have until May 15, 2008 within which to timely file their brief in opposition thereto. Plaintiff State of Ohio’s Reply Brief is due to be filed no later than June 2, 2008.

As of March 30, 2008 and September 30, 2007, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation matter discussed in the Annual Report.

Item 4.	Submission of Matters to a Vote of Security Holders

BWAY Holding held its annual meeting of stockholders on March 4, 2008 at which time the stockholders voted on the ratification of the selection of Deloitte and Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 28, 2008 as follows:

For:	17,453,004	99.3%
Against:	125,485	0.7%

There were no abstentions and no broker non-votes.

Item 6.	Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BWAY Holding Company
(Registrant)

Date: May 14, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

BWAY Corporation
(Registrant)

Date: May 14, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)