Form 10-Q
period 2008-06-29
BWAY Holding CO; BWAY CORP
filed 2008-08-13
CIK 1392179, 943897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

June 29, 2008

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-33527	BWAY Holding Company	55-0800054
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

Registrant	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company
BWAY Holding Company	☐	☐	☒	☐
BWAY Corporation	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

(Response applicable to all registrants).

Registrant	Description of Common Stock	Shares Outstanding at August 11, 2008
BWAY Holding Company	Par Value $0.01 per share	21,682,920
BWAY Corporation	Par Value $0.01 per share	1,000

BWAY HOLDING COMPANY

BWAY CORPORATION

Quarterly Report on Form 10-Q

For the quarterly period ended June 29, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BWAY Holding Company and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except share data)	June 29, 2008	September 30, 2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$31,617	$53,423
Accounts receivable, net of allowance for doubtful accounts of $546 and $1,741	127,230	107,151
Inventories, net	115,753	111,792
Income taxes receivable	6,464	6,162
Deferred tax assets	8,520	7,928
Other	7,272	5,789

TOTAL CURRENT ASSETS	296,856	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	145,873	141,750

OTHER ASSETS
Goodwill	254,108	253,618
Other intangible assets, net	146,824	159,214
Deferred financing costs, net of accumulated amortization of $7,740 and $6,156	7,465	9,074
Other	2,615	2,032

TOTAL OTHER ASSETS	411,012	423,938

TOTAL ASSETS	$853,741	$857,933

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable	$126,588	$132,890
Accrued salaries and wages	12,002	11,146
Accrued interest	5,301	12,074
Accrued rebates	7,886	10,089
Current portion of long-term debt	2,662	2,284
Other	16,254	17,269

TOTAL CURRENT LIABILITIES	170,693	185,752

LONG-TERM DEBT	420,611	423,314

OTHER LIABILITIES
Deferred tax liabilities	68,360	69,786
Other	26,755	21,825

TOTAL OTHER LIABILITIES	95,115	91,611

TOTAL LIABILITIES	686,419	700,677

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 20,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 200,000,000 shares authorized; 21,682,920 and 21,660,737 shares issued and outstanding	217	217
Additional paid-in capital	131,370	125,853
Retained earnings	33,933	28,808
Accumulated other comprehensive income	1,802	2,378

TOTAL STOCKHOLDERS’ EQUITY	167,322	157,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$853,741	$857,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Holding Company and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
NET SALES	$274,009	$269,532	$734,972	$706,179

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	233,930	232,679	642,183	608,278
Depreciation and amortization	12,103	11,532	34,720	34,107
Selling and administrative expense	6,710	21,448	18,251	31,939
Public offering expense	—	9,210	—	9,527
Restructuring charge (adjustment) (Note 6)	1,398	29	5,612	(135)
Interest expense, net	8,277	9,630	27,066	28,353
Other expense, net	363	369	485	956

TOTAL COSTS AND EXPENSES	262,781	284,897	728,317	713,025

INCOME (LOSS) BEFORE INCOME TAXES	11,228	(15,365)	6,655	(6,846)
Provision for (benefit from) income taxes	3,119	(8,782)	1,326	(5,096)

NET INCOME (LOSS)	$8,109	$(6,583)	$5,329	$(1,750)

NET INCOME (LOSS) PER SHARE (NOTE 7)
Basic	$0.37	$(0.32)	$0.25	$(0.08)

Diluted	0.35	(0.32)	0.23	(0.08)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,329	$(1,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	22,819	22,238
Amortization of other intangible assets	11,901	11,869
Amortization of deferred financing costs	1,590	1,585
(Benefit from) provision for doubtful accounts	(1,195)	209
Loss on disposition of property, plant and equipment	148	273
Deferred income taxes	(1,610)	(9,672)
Stock-based compensation expense	5,297	10,559
Changes in assets and liabilities, net of effect of business acquisitions
Accounts receivable	(19,141)	(17,593)
Inventories	(4,115)	(9,525)
Other assets	(2,295)	(3,464)
Accounts payable	(4,786)	2,012
Accrued and other liabilities	(6,100)	(8,929)
Income taxes	(121)	(3,776)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,721	(5,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,108)	(18,088)
Business acquisitions	—	(6,014)
Other	5	76

NET CASH USED IN INVESTING ACTIVITIES	(28,103)	(24,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(1,325)	(20,402)
Net borrowings under revolving credit facility	—	7,000
Proceeds from stock option exercises	—	2,839
Principal repayments under capital leases	(173)	(154)
Financing costs	—	(99)

NET CASH USED IN FINANCING ACTIVITIES	(1,498)	(10,816)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	74	(125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,806)	(40,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,423	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,617	$10,048

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$32,484	$30,769
Income taxes	2,891	8,084
Detail of business acquisitions:
Fair value of assets acquired	—	10,850
Liabilities assumed	—	(4,836)

Cash paid for business acquisitions	—	6,014

Non-cash investing and financing activities:
Amounts owed for capital expenditures	2,034	822
Assets acquired under capital lease	418	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands, except share data)	June 29, 2008	September 30, 2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$31,617	$53,423
Accounts receivable, net of allowance for doubtful accounts of $546 and $1,741	127,230	107,151
Inventories, net	115,753	111,792
Income taxes receivable	6,464	6,162
Deferred tax assets	8,520	7,928
Other	7,272	5,789

TOTAL CURRENT ASSETS	296,856	292,245

PROPERTY, PLANT AND EQUIPMENT, NET	145,873	141,750

OTHER ASSETS
Goodwill	254,108	253,618
Other intangible assets, net	146,824	159,214
Deferred financing costs, net of accumulated amortization of $7,740 and $6,156	7,465	9,074
Other	2,615	2,032

TOTAL OTHER ASSETS	411,012	423,938

TOTAL ASSETS	$853,741	$857,933

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$126,588	$132,890
Accrued salaries and wages	12,002	11,146
Accrued interest	5,301	12,074
Accrued rebates	7,886	10,089
Current portion of long-term debt	2,662	2,284
Other	16,254	17,269

TOTAL CURRENT LIABILITIES	170,693	185,752

LONG-TERM DEBT	420,611	423,314

OTHER LIABILITIES
Deferred tax liabilities	68,360	69,786
Other	26,755	21,825

TOTAL OTHER LIABILITIES	95,115	91,611

TOTAL LIABILITIES	686,419	700,677

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 500 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 2,500 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	138,113	132,596
Retained earnings	27,407	22,282
Accumulated other comprehensive income	1,802	2,378

TOTAL STOCKHOLDER’S EQUITY	167,322	157,256

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$853,741	$857,933

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
NET SALES	$274,009	$269,532	$734,972	$706,179

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	233,930	232,679	642,183	608,278
Depreciation and amortization	12,103	11,532	34,720	34,107
Selling and administrative expense	6,710	21,448	18,251	31,939
Public offering expense	—	9,210	—	9,527
Restructuring charge (adjustment) (Note 6)	1,398	29	5,612	(135)
Interest expense, net	8,277	9,630	27,066	28,353
Other expense, net	363	369	485	956

TOTAL COSTS AND EXPENSES	262,781	284,897	728,317	713,025

INCOME (LOSS) BEFORE INCOME TAXES	11,228	(15,365)	6,655	(6,846)
Provision for (benefit from) income taxes	3,119	(8,782)	1,326	(5,096)

NET INCOME (LOSS)	$8,109	$(6,583)	$5,329	$(1,750)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,329	$(1,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	22,819	22,238
Amortization of other intangible assets	11,901	11,869
Amortization of deferred financing costs	1,590	1,585
(Benefit from) provision for doubtful accounts	(1,195)	209
Loss on disposition of property, plant and equipment	148	273
Deferred income taxes	(1,610)	(9,672)
Stock-based compensation expense	5,297	10,559
Changes in assets and liabilities, net of effect of business acquisitions
Accounts receivable	(19,141)	(17,593)
Inventories	(4,115)	(9,525)
Other assets	(2,295)	(3,464)
Accounts payable	(4,786)	2,012
Accrued and other liabilities	(6,100)	(8,929)
Income taxes	(121)	(3,776)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,721	(5,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,108)	(18,088)
Business acquisitions	—	(6,014)
Other	5	76

NET CASH USED IN INVESTING ACTIVITIES	(28,103)	(24,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(1,325)	(20,402)
Net borrowings under revolving credit facility	—	7,000
Proceeds from stock option exercises	—	2,839
Principal repayments under capital leases	(173)	(154)
Financing costs	—	(99)

NET CASH USED IN FINANCING ACTIVITIES	(1,498)	(10,816)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	74	(125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,806)	(40,931)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	53,423	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,617	$10,048

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$32,484	$30,769
Income taxes	2,891	8,084
Detail of business acquisitions:
Fair value of assets acquired	—	10,850
Liabilities assumed	—	(4,836)

Cash paid for business acquisitions	—	6,014

Non-cash investing and financing activities:
Amounts owed for capital expenditures	2,034	822
Assets acquired under capital lease	418	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BWAY Holding Company and Subsidiaries

BWAY Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	GENERAL

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements of BWAY Holding Company (“BWAY Holding”) include the accounts of BWAY Holding and its wholly owned subsidiary, BWAY Corporation (“BWAY”). The accompanying unaudited consolidated financial statements of BWAY include the accounts of BWAY Corporation and its subsidiaries, each wholly-owned. In these notes, BWAY Holding and BWAY are collectively referred to as the “Company,” “we” or “our.”

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

The Company’s fiscal year ends on the Sunday closest to September 30. The Company’s North America Packaging Corporation (“NAMPAC”) and ICL Industrial Containers ULC (“ICL”) subsidiaries report their financial position and results of operations on a calendar month basis with fiscal years ending on September 30. NAMPAC and ICL are included in the consolidated financial statements as of and for the three and nine months ended June 30, 2008 and 2007. There were no significant or unusual transactions between the calendar month and fiscal month ending dates that should have been considered in the consolidated financial statements.

During the fourth quarter of 2007, we changed the method of accounting for substantially all of our inventories from the last-in, first out (“LIFO”) method to the first-in, first out (“FIFO”) method. Results of operations for the three and nine months ended July 1, 2007 have been retrospectively adjusted on a FIFO basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.

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

Prior Acquisitions

On July 17, 2006, the Company acquired substantially all of the assets and assumed certain of the liabilities of Industrial Containers, Ltd., (“ICL Ltd.”) a Toronto based manufacturer of rigid plastic containers and steel pails for industrial packaging markets (the “ICL Acquisition”). The assets were acquired by the Company’s subsidiary, ICL. The acquired business is included in both the Company’s metal packaging and plastic packaging segments and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition.

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

Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), as defined below, and other generally accepted accounting principles in the United States. FSP No. 142-3 is effective for the Company beginning in fiscal 2010. Early adoption is prohibited. Management is currently evaluating the potential impact of FSP No. 142-3 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to enhance the current disclosure framework of Statement No. 133. SFAS No. 161 becomes effective for the Company on September 29, 2008. Management is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 becomes effective for the Company beginning fiscal 2010. The Statement shall be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively. Management is currently evaluating the potential impact of SFAS No. 160 on the Company’s consolidated financial statements.

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

As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of approximately $1.1 million. This increase was recorded as (i) a reduction to the beginning balance of retained earnings of $0.2 million and (ii) an increase to goodwill of $0.9 million related to pre-acquisition tax contingencies of the Company’s NAMPAC subsidiary. At October 1, 2007, the gross amount of unrecognized tax benefits was approximately $1.7 million, exclusive of interest and penalties. Of this balance, approximately $0.8 million would benefit the effective tax rate, if recognized.

Included in the total uncertain tax benefits is an amount of $0.9 million that will not have an impact on the Company’s effective tax rate if realized (or remeasured) prior to the adoption of SFAS 141(R) but that would have an impact on the Company’s effective tax rate if realized (or remeasured) after the adoption of SFAS 141(R). Prior to the adoption of SFAS 141(R), the adjustment to the FIN 48 reserve is recorded as an increase to goodwill if an expense and, if a benefit, is applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition and (c) third to reduce income tax expense. Subsequent to the adoption of SFAS 141(R) (effective for the Company with its year beginning September 28, 2009) the above rule will no longer apply and any expense or benefit associated with realizing (or remeasuring) this uncertain tax benefit will be recorded as part of income tax expense.

The Company does not expect significant changes in the amount of unrecognized tax benefits for the remainder of 2008. As we do not expect any of the liabilities related to unrecognized tax benefits to be paid within one year, we have classified the liability for uncertain tax positions, including the liability for penalties and interest, as other non-current liabilities. The Company’s gross accrual for interest and penalties related to unrecognized tax benefits was approximately $0.4 million upon the adoption of FIN 48. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. Interest accrued on uncertain tax positions for the three and nine months ended June 29, 2008 was immaterial.

The Company files federal, state and local income tax returns in the U.S., Puerto Rico and Canada. With few exceptions, the Company is no longer subject to income tax examinations by U.S. federal, state and local, or non-U.S. taxing authorities for tax years prior to fiscal 2005. The Company acquired NAMPAC in a stock purchase in July 2004. The seller of NAMPAC has indemnified the Company for pre-acquisition tax liabilities.

Income Taxes

The effective tax rates for the three and nine months ended June 29, 2008 were affected by favorable adjustments to state tax rates for certain deferred tax items. Our effective tax rates for the three and nine months ended July 1, 2007 were affected by a loss before income taxes resulting from the $29.6 million in public offering related expenses, the non-deductibility of a portion of such expenses and, in part, expiration at the end of 2006 of a federal tax credit for possession corporations, which provided a benefit related to our operations in Puerto Rico.

2.	INVENTORIES

Inventories consisted of the following:

(Dollars in thousands)	June 29, 2008	September 30, 2007
Raw materials	$31,778	$30,583
Work-in-progress	43,282	43,140
Finished goods	40,693	38,069

INVENTORIES	$115,753	$111,792

3.	GOODWILL AND OTHER INTANGIBLES

Change in the net carrying amount of goodwill by reportable segment during the first nine months of 2008:

(Dollars in thousands)	Metal Packaging	Plastic Packaging	Total
BALANCE, SEPTEMBER 30, 2007	$122,572	$131,046	$253,618
Currency translation adjustment	(148)	(465)	(613)
Adjustments related to the Vulcan Acquisition	196	—	196
Adjustment as a result of adopting FIN 48(1)	—	907	907

BALANCE, JUNE 29, 2008	$122,620	$131,488	$254,108

(1)	The adjustment relates to uncertain tax positions of the Company’s NAMPAC subsidiary for periods prior to the Company’s acquisition of NAMPAC in July 2004. The amount is recorded as an adjustment to goodwill rather than to beginning retained earnings, as would generally be the case for a FIN 48 implementation liability adjustment, as the uncertain tax positions relate to pre-acquisition tax contingencies.

Identifiable intangible assets by major asset class:

	June 29, 2008			September 30, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
AMORTIZABLE INTANGIBLE ASSETS
Customer relationships	$186,191	$(58,164)	$128,027	$186,707	$(47,791)	$138,916
Tradenames	26,305	(8,121)	18,184	26,369	(6,684)	19,685
Noncompetition agreements	401	(401)	—	401	(401)	—

	212,897	(66,686)	146,211	213,477	(54,876)	158,601

UNAMORTIZABLE INTANGIBLE ASSETS
Technology	613	—	613	613	—	613

TOTAL OTHER INTANGIBLE ASSETS	$213,510	$(66,686)	$146,824	$214,090	$(54,876)	$159,214

The useful lives of customer relationships, tradenames and noncompetition agreements range from 14 to 18 years, 10 to 15 years and 3 to 4 years, respectively.

Expected amortization expense is as follows:

(Dollars in thousands)
FISCAL YEAR ENDING
2008 (remaining three months)	$3,957
2009	15,243
2010	15,146
2011	14,472
2012	13,851
2013	12,840
Thereafter	70,702

$146,211

4.	LONG-TERM DEBT

Long-term debt consisted of the following:

(Dollars in thousands)	June 29, 2008	September 30, 2007
10% senior subordinated notes due October 2010	$200,000	$200,000
Variable rate B Term Loan, U.S. dollar denominated, maturing July 2013	168,600	169,500
Variable rate C Term Loan, Canadian dollar denominated, maturing July 2013	54,673	56,098

	423,273	425,598
Less: Current portion of long-term debt	(2,662)	(2,284)

LONG TERM DEBT, NET OF CURRENT PORTION	$420,611	$423,314

The current portion of long-term debt as of June 29, 2008 includes a scheduled payment of $0.4 million on the U.S. Term Loan that was due and paid on June 30, 2008.

The weighted-average interest rate on variable rate credit facility borrowings as of June 29, 2008 and September 30, 2007 was approximately 4.7% and 7.1%, respectively.

Scheduled maturities of long-term debt:

(Dollars in thousands)
FISCAL YEAR ENDING
2008 (remaining three months)	$956
2009	2,274
2010	2,274
2011	202,274
2012	2,274
Thereafter	213,221

$423,273

As of June 29, 2008, $1.7 million of the $2.3 million maturing in fiscal 2009 was included in the current portion of long-term debt.

The Company’s Senior Notes and Credit Facility, each as defined below, are further described in Note 7, Long-Term Debt, to the consolidated financial statements in the Annual Report.

Senior Notes

All of BWAY’s U.S. subsidiaries have fully and unconditionally guaranteed $200.0 million principal amount of 10% Senior Subordinated Notes due October 15, 2010 (the “Senior Notes”). BWAY may redeem some or all of the Senior Notes at redemption prices specified in the Indenture to the Senior Notes (103.33% for the twelve month period beginning October 15, 2007 and declining annually to 100% on October 15, 2009). Upon the occurrence of a Change in Control, as defined in the Indenture, the holders of the Senior Notes could require BWAY to repurchase the notes at 101% of the principal amount.

The Senior Notes are subject to covenants that, among other things, limit BWAY’s ability (and the ability of some or all of its subsidiaries) to: incur additional debt, pay dividends or distributions on its capital stock or to repurchase its capital stock, make certain investments, create liens on its assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer or sell assets. These covenants are subject to a number of important limitations and exceptions, which are more fully described in the Indenture. As of June 29, 2008, the Company was in compliance with all applicable covenants related to the Senior Notes.

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

The U.S. Term Loan and Canadian Term Loan are subject to scheduled quarterly repayments of approximately $0.4 million and Cdn$141 thousand (approximately US$139 thousand equivalent as of June 29, 2008), respectively, that continue through March 31, 2013. The remaining unpaid balance is due on the maturity date. Once repaid, the term loans may not be reborrowed.

Interest accrues on the term loans at a variable base plus a fixed margin. As of June 29, 2008, the effective interest rate on outstanding U.S. Term Loan and Canadian Term Loan borrowings was approximately 4.5% and 5.3%, respectively.

Interest on the revolvers accrues at a variable base plus a variable margin. The margin is based on a Consolidated Total Leverage Ratio, as defined in the credit agreement. As of June 29, 2008, the Company had $6.4 million and $0.2 million in standby letter of credit commitments that reduced available borrowings to $43.6 million and $4.8 million under the U.S. Revolver and Canadian Revolver, respectively. As of June 29, 2008 and September 30, 2007, there were no revolver borrowings outstanding.

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

The Company is required to maintain a minimum Consolidated Interest Coverage Ratio and to not exceed a maximum Consolidated Total Leverage Ratio (each as defined in the credit agreement). The calculation of these ratios is based on Consolidated EBITDA, which, as defined in the credit agreement, permits certain adjustments including cash restructuring charges. However, these adjustments, including cash restructuring charges, may be limited during a certain period or in the aggregate.

The credit agreement requires that for the twelve months ended June 29, 2008 we maintain a minimum Consolidated Interest Coverage Ratio of 2.95, and that we not exceed a maximum Consolidated Total Leverage Ratio of 4.30. For the twelve months ending December 31, 2008 and thereafter, the minimum Consolidated Interest Coverage Ratio increases to 3.05 and for the twelve months ending September 30, 2008, the maximum Consolidated Total Leverage Ratio decreases to 4.05.

These covenants are subject to a number of important limitations and exceptions. As of June 29, 2008, the Company was in compliance with all applicable covenants contained in the credit agreement.

Deferred Financing Costs

The Company is amortizing approximately $15.2 million in financing costs related to the Senior Notes and Credit Facility to interest expense over the applicable term of the related debt utilizing a method approximating the effective yield method. As of June 29, 2008 and September 30, 2007, approximately $7.5 million and $9.1 million, respectively, of the deferred costs remained to be amortized.

5.	EMPLOYEE BENEFIT OBLIGATIONS

Employee benefit obligation liabilities consisted of:

(Dollars in thousands)	June 29, 2008	September 30, 2007
Defined benefit pension liability	$139	$865
Retiree medical and other postretirement benefits	7,085	6,968
Deferred compensation	6,382	6,576

EMPLOYEE BENEFIT OBLIGATION LIABILITIES	$13,606	$14,409

As of June 29, 2008, approximately $1.2 million and $12.4 million of the employee benefit obligation liabilities were recorded in other current liabilities and other long-term liabilities, respectively. As of September 30, 2007, approximately $1.2 million and $13.2 million of the employee benefit obligation liabilities were recorded in other current liabilities and other liabilities, respectively.

As further discussed in Note 6, Restructuring and Reorganization Liabilities, in the second quarter of 2008, the Company recorded a liability of approximately $3.4 million related to union sponsored multi-employer pension plan withdrawal liabilities associated with the planned closure of the Company’s Franklin Park facility and termination of employees, who are participants in the plans. These pension plan withdrawal liabilities are recorded in other liabilities as of June 29, 2008. The Company estimates payment of the liabilities will begin in the fourth quarter of 2009.

Components of net periodic benefit cost:

	Defined Benefit Pension Plan				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$—	$—	$—	$—	$2	$2	$5	$5
Interest cost	164	169	492	506	101	99	302	297
Expected return on plan assets	(191)	(170)	(573)	(511)	—	—	—	—
Recognized net actuarial loss	—	1	—	4	15	18	47	53

NET PERIODIC BENEFIT COST	$(27)	$—	$(81)	$(1)	$118	$119	$354	$355

6.	RESTRUCTURING AND REORGANIZATION LIABILITIES

In connection with the Company’s on-going productivity and cost-savings initiatives, the Company announced, in March 2008 and May 2008, its intent to close the Company’s Franklin Park, Illinois material center (“Franklin Park”) and its Cleveland, Ohio plastic manufacturing facility (“Cleveland”), respectively. The Company began the closure of Franklin Park in the second quarter of 2008 and began the closure of Cleveland during the third quarter of 2008. The Company estimates that it will complete the closure of each facility by the end of 2008. Franklin Park and Cleveland are part of the Company’s metal packaging and plastic packaging segments, respectively.

Franklin Park

The closure of Franklin Park is expected to result in greater production efficiencies, cost savings and better utilization of working capital. The Company will shift all production from Franklin Park to certain other Company metal packaging manufacturing facilities. Approximately 85 employees will be affected by the facility closure.

The Company estimates the closure will result in restructuring expenses of approximately $7.5 million, which consists of approximately $1.1 million of severance and benefits, approximately $3.4 million to satisfy withdrawal liabilities associated with its portion of unfunded benefit obligations of union sponsored multi-employer pension plans and approximately $3.0 million of facility shutdown and holding costs. Facility holding costs include approximately $1.8 million in long-term lease obligations, net of estimated sublease proceeds. In the nine months ended June 29, 2008, the Company recorded $4.5 million and estimates that approximately $2.7 million will be recognized in the fourth quarter of 2008 and approximately $0.3 million will be recognized in 2009. The Company expects to pay the $3.4 million in estimated pension withdrawal liabilities equally over a five year period beginning in the fourth quarter of 2009. The Company estimates that tax benefits related to the $7.5 million in restructuring expenses will result in income tax deductions in the period in which the expenses are paid.

The Company expects to record additional depreciation expense in 2008 of approximately $1.0 million related to the shortened expected useful lives of certain assets, primarily machinery and equipment that will be dismantled and permanently taken out of service, $0.4 million and $0.9 million of which was recorded in the three and nine months ended June 29, 2008, respectively. The Company expects to incur approximately $1.7 million in capital expenditures related to rebuilding and installing certain assets that will be relocated from Franklin Park and used at other of its facilities. Of the $1.7 million in capital expenditures, the Company expects to expend $0.9 million and $0.8 million in fiscal 2008 and 2009, respectively.

Cleveland

The closure of Cleveland is expected to result in greater production efficiencies, cost savings and better utilization of working capital. The Company will shift all production from Cleveland to certain other Company plastic packaging manufacturing facilities. Approximately 80 employees will be affected by the facility closure (approximately 72 hourly and approximately 8 salaried).

The Company expects to record restructuring charges of approximately $3.1 million, which will consist of approximately $0.5 million in severance and benefits and approximately $2.6 million of facility shutdown and holding costs. Facility holding costs include approximately $1.2 million in long-term lease obligations. Of the estimated $3.1 million of restructuring charges, $0.3 million was recorded in the third quarter of 2008, related to severance and benefits, and approximately $1.9 million is estimated to be recorded in the fourth quarter of 2008, primarily related to long-term lease obligations and facility shutdown costs, and approximately $0.7 million in 2009, primarily related to shutdown and holding costs. The remaining $0.2 million, relating to holding costs, will be recorded in 2010 and 2011. The Company estimates that tax benefits related to the $3.1 million in restructuring expenses will result in income tax deductions in the period in which the expenses are paid.

The Company expects to record additional depreciation expense of approximately $0.6 million, all in 2008, related to the shortened expected useful lives of certain assets, primarily machinery and equipment, that will be dismantled and permanently taken out of service. Approximately $0.4 million of the additional depreciation was recorded in the third quarter of 2008. The Company expects to incur capital expenditures of approximately $2.3 million related to rebuilding and installing certain assets expected to be relocated from Cleveland and used at other of its facilities. Of the $2.3 million in capital expenditures, approximately $1.2 million and $1.1 million will be expended in fiscal 2008 and 2009, respectively.

The above plans are summarized as follows:

(Dollars in thousands)	Franklin Park	Cleveland
Severance and benefits	$1.1	$0.5
Pension withdrawal obligation	3.4	—
Shutdown costs	1.0	1.3
Facility holding costs	2.0	1.3

TOTAL RESTRUCTURING EXPENSE	7.5	3.1
Additional depreciation	1.0	0.6

TOTAL EXPENSE	$8.5	$3.7

The estimated amounts and timing of cash flows related to the closure of Franklin Park and Cleveland are preliminary and may vary materially based on various factors, including the timing in the execution of the exit plans, the Company’s ability to sublease the facilities and, for Franklin Park, the final determination of the pension withdrawal liabilities based on actuarial valuations prepared by the plan trustees.

In addition to the above, the Company eliminated redundant salaried positions from its Canadian operations, resulting in the termination of 10 employees. The Company recorded employee termination benefits in restructuring expense of approximately $0.2 million and $0.5 million in the three and nine months ended June 29, 2008, respectively related to the plastic packaging segment and approximately $0.1 million in the three and nine months ended June 29, 2008 related to the metal packaging segment.

The following table sets forth changes in the Company’s restructuring and reorganization liabilities from September 30, 2007 to June 29, 2008. The pre-2008 plan restructuring and reorganization liabilities relate to the plastic packaging segment and metal packaging segment, respectively. The 2008 plan restructuring liability relates to the metal packaging segment. The restructuring and reorganization liabilities are included in other current liabilities with the exception of the $3.4 million pension withdrawal obligations associated with the closure of Franklin Park, which is included in other liabilities. Of the $5.8 million in additions, $0.2 million was an adjustment to the Vulcan reorganization liability recorded to goodwill (see Note 3, Goodwill and Other Intangibles).

(Dollars in millions)	Balance September 30, 2007	Additions	Expenditures	Balance June 29, 2008
FACILITY CLOSURE COSTS
Restructuring Liability	$0.5	$—	$(0.4)	$0.1
Reorganization Liability	0.8	0.2	(0.9)	0.1

TOTAL PRE-2008 PLANS	$1.3	$0.2	$(1.3)	$0.2

RESTRUCTURING LIABILITY
Severance and benefits	$—	$1.5	$(0.6)	$0.9
Pension withdrawal obligations	—	3.6	—	3.6
Facility closure costs	—	0.5	(0.5)	—

TOTAL 2008 PLANS	$—	$5.6	$(1.1)	$4.5

TOTALS	$1.3	$5.8	$(2.4)	$4.7

7.	NET INCOME (LOSS) PER SHARE

The following table shows the computation of basic and diluted net loss per share for the periods presented:

	Three Months Ended		Nine Months Ended
(Amounts in thousands except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)	$8,109	$(6,583)	$5,329	$(1,750)

Weighted-average number of shares outstanding	21,682	20,733	21,674	20,594

BASIC NET INCOME (LOSS) PER SHARE	$0.37	$(0.32)	$0.25	$(0.08)

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss)	$8,109	$(6,583)	$5,329	$(1,750)

Weighted-average number of shares outstanding	21,682	20,733	21,674	20,594
Dilutive effect of stock options	1,573	—	1,659	—

Weighted-average number of shares outstanding assuming dilution	23,255	20,733	23,333	20,594

DILUTED NET INCOME (LOSS) PER SHARE	$0.35	$(0.32)	$0.23	$(0.08)

Because their effect would have been anti-dilutive, approximately 399,000 and 261,000 common stock equivalents were excluded in the computation of diluted earnings per share for the three and nine months ended June 29, 2008, respectively. For the three and nine months ended July 1, 2007, all common stock equivalents were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive.

8.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

Stock-based compensation expense included in the statements of operations by line item:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
STOCK-BASED COMPENSATION EXPENSE INCLUDED IN:
Cost of products sold (excluding depreciation and amortization)	$458	$1,910	$1,425	$1,999
Selling and administrative expense	1,289	8,172	3,872	8,560

	$1,747	$10,082	$5,297	$10,559

Stock-based compensation expense is included in undistributed corporate expense in the business segment disclosure in Note 10, Business Segments.

The vesting criteria for certain unvested options outstanding under the Holding Incentive Plan (as defined below) as of the public offering were modified to condition vesting on the market performance of BWAY Holding common stock. As a result of the modification, the Company will recognize approximately $10.8 million over the derived service period of approximately 38 months, which began in June 2007. With the exception of less than $0.1 million related to grants subsequent to the public offering, all of the stock-based compensation expense in the three and nine months ended June 29, 2008 relates to this modification.

In the three and nine months ended July 1, 2007, the Company recorded approximately $1.8 million and $7.8 million, respectively, related to the accelerated vesting of certain stock options concurrently with the public offering.

Summary of Stock-Based Compensation Plans

The Company’s stock-based compensation plans are described in Note 9, Stock-Based Compensation, in Notes to Consolidated Financial Statements in Item 8 of the Annual Report.

In the first nine months of 2008, options to acquire 35,000 shares of BWAY Holding common stock were granted under the BWAY Holding Company 2007 Annual Incentive Plan (the “Omnibus Incentive Plan”). As of June 29, 2008, there were 1,985,898 options available for grant under the Omnibus Incentive Plan. All options outstanding under the Omnibus Incentive Plan will vest annually in three equal tranches beginning on the first anniversary of the grant date.

There were no grants under the Company’s Amended and Restated BCO Holding Stock Incentive Plan (the “Holding Incentive Plan”) in the first nine months of 2008. As of June 29, 2008, there were 305,311 options available for grant under the Holding Incentive Plan.

As of June 29, 2008, unvested options outstanding under the Holding Incentive Plan will become vested in three equal tranches based on an average per share closing price of BWAY Holding Company common stock over a consecutive 45 day period with a minimum closing price on the 45th day for each tranche. The first tranche will vest if the average per share closing price of BWAY Holding’s common stock over any consecutive 45 days during which the stock trades is at least $19.26 and the closing price on the 45th such day is at least $16.37.

The weighted-average fair value at the grant date for options granted during the first nine months of 2008 was $4.34 per option, which the Company estimated utilizing a Black-Scholes valuation model with the following weighted-average assumptions: (i) no dividend yield on BWAY Holding’s common stock; (ii) expected stock price volatility of 40.0%; (iii) a risk-free interest rate of 3.5%; and (iv) an expected option term of 6.0 years. Due to the limited time BWAY Holding common stock has been publicly traded, sufficient historical data does not exist to provide a reasonable basis upon which to estimate the expected option term. As such, the Company used the simplified method provided in SAB110 for “plain vanilla” options to estimate the expected option term. All options granted during the first nine months of 2008 were “plain vanilla.”

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

The Company incurred capital expenditures of approximately $0.9 million in the first nine months of 2008 to comply with certain environmental laws at a facility related to the ICL Acquisition.

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

The Company records reserves for environmental liabilities when environmental investigation and remediation obligations are probable and related costs are reasonably estimable. The Company had accrued liabilities of approximately $0.2 million and $0.3 million as of June 29, 2008 and September 30, 2007, respectively. However, future expenditures related to these matters may exceed the amounts accrued.

Self-Insurance

The majority of the Company’s medical and workers’ compensation benefits are under high-deductible plans with certain stop loss arrangements. We determine our liability related to workers’ compensation using actuarial data based on filed claims and we determine our liability related to medical claims based on our analysis of actual claims. The amounts related to these claims are included in other current liabilities and were approximately $7.3 million and $7.6 million as of June 29, 2008 and September 30, 2007, respectively.

Litigation

The Company is involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.6 million and $0.4 million as of June 29, 2008 and September 30, 2007, respectively, related to pending litigation matters, other than as discussed below.

Lead Paint Litigation

The Company’s Armstrong Containers, Inc. subsidiary (“Armstrong”) has been named as a defendant in various complaints related to the sale of lead pigment for use in lead-based paint based on the grounds that Armstrong is an alleged successor in interest to the John R. MacGregor Company and/or the MacGregor Lead Company (collectively, “MacGregor”). MacGregor allegedly sold lead pigment for use in lead-based paint from around 1937 through 1971. See Note 15, Contingencies, “Litigation—Lead Paint Litigation,” in Notes to Consolidated Financial Statements in the Annual Report for a further discussion of this litigation.

The allegations in these cases are similar to those that have been made against leading paint manufacturers in the United States. Plaintiffs in certain of the cases, based upon theories of public nuisance, indemnity, unjust enrichment and concert of action, seek compensatory and punitive damages, including the cost of abating the alleged nuisance. Plaintiffs in certain of the cases, based upon a theory of personal injury, seek unspecified monetary damages in excess of the statutory minimum for personal injuries due to alleged exposure to lead paint. The Company expects that additional lead pigment/lead-based paint litigation may be filed against Armstrong (or that Armstrong may be added to existing litigation against other defendants) in the future asserting similar or different claims and seeking similar or different types of damages or relief.

However, in July 2008, the Rhode Island Supreme Court rejected public nuisance theory as a basis for liability and unanimously overturned a landmark 2006 verdict against three former manufacturers of lead paint that held them liable for creating a public nuisance. The Company believes the ruling could have a positive effect on the pending or threatened litigation discussed above.

The Company believes it has valid defenses to the personal injury and public nuisance cases and plans to vigorously defend them; however, due to the uncertainties involved, the Company cannot predict the outcome at this time nor can it reasonably determine the scope or amount of the potential costs and liabilities related to these matters. As such, the Company has not reserved any amounts in respect of potential payments of damages. Any potential liability arising out of these matters may have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

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

Notwithstanding the above, as previously disclosed, one of these insurers, Liberty Mutual Insurance Company (“Liberty”), filed a declaratory judgment action against BWAY and Armstrong in Wisconsin state court. The action is styled as Liberty Mutual Insurance Company v. BWAY Corporation, Armstrong Containers, Inc, et al., Case No: 07-C-0530, in the U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin declaratory judgment action”).

Shortly after receiving copies of Liberty’s Wisconsin declaratory judgment complaint, Armstrong filed a declaratory judgment action in Georgia state court. The action is styled as Armstrong Containers, Inc. v. Liberty Mutual Insurance Company, Anthony Johnson, Demond’Dre Myers, and Jamara Ruffin, Civil Action No. 07A-05222-2, in the Superior Court of Gwinnett County, State of Georgia (the “Georgia declaratory judgment action”).

In May of 2008, the Parties reached a mutually agreeable resolution of the above disputes—the Wisconsin declaratory judgment action and the Georgia declaratory judgment action were dismissed with prejudice in May 2008.

In the Godoy case, previously disclosed, on March 18, 2008, the Wisconsin Supreme Court granted Plaintiff’s Petition for Review. On April 15, 2008, Plaintiff filed his Brief of Plaintiff-Appellant-Petitioner. Defendants’-Respondents’ Brief in Opposition to Plaintiff’s Brief was filed on May 21, 2008. The Wisconsin Supreme Court has granted oral argument, and oral argument is scheduled to be held on September 10, 2008. The Court will issue a ruling after oral argument. However, it is unclear how long after oral argument the Wisconsin Supreme Court will issue its ruling.

As to the other Wisconsin personal injury lawsuits previously disclosed, Plaintiffs agreed to dismiss without prejudice all remaining personal injury cases except for the following: Burton, Clark, Gibson, Godoy and B. Stokes. With respect to these remaining cases, Plaintiffs have agreed to stay these cases pending a ruling by the Wisconsin Supreme Court in the Godoy case referenced above.

The Columbus case, previously disclosed, was dismissed with prejudice on March 28, 2008.

With respect to the State of Ohio case, previously disclosed, Plaintiff State of Ohio filed a motion to remand this case back to state court on February 27, 2008. Defendant Atlantic Richfield Company filed a Memorandum in Opposition to Plaintiff’s Motion to Remand on May 15, 2008. The other defendants filed a Joinder in Defendant Atlantic Richfield Company’s Memorandum in Opposition to Plaintiff’s Motion to Remand on May 15, 2008. Plaintiff filed its Reply Brief in Support of its Motion to Remand on June 17, 2008. On June 20, 2008, Atlantic Richfield Company filed a Motion for Leave to File Supplemental Response to New Matter in Plaintiff’s Reply Brief in Support of Motion to Remand. The Court issued an Order on June 23, 2008 granting Defendant Atlantic Richfield Company leave to file a Supplemental Response to New Matter in Plaintiff’s Reply Brief in Support of Motion to Remand. The magistrate judge has scheduled oral argument on Plaintiffs’ Motion to Remand to take place on August 25, 2008. It is unclear how long after oral argument the magistrate judge will take to issue a ruling on Plaintiff’s Motion to Remand.

As of June 29, 2008 and September 30, 2007, the Company had accrued approximately $0.2 million in legal fees and expenses related to this lead paint litigation.

Letters of Credit

As of June 29, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of approximately $6.6 million primarily in favor of our workers’ compensation insurers.

Collective Bargaining Agreements

As of June 29, 2008, approximately 29% of the Company’s hourly workforce was covered by nine separate collective bargaining agreements. Of the nine collective bargaining agreements, one agreement, representing approximately 2% of our unionized employees, will become amendable in 2008.

The closure of Franklin Park (as discussed in Note 6, Restructuring and Reorganization Liabilities) will affect the remaining 29 hourly employees, represented by two separate collective bargaining agreements.

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

Metal Packaging. Metal Packaging includes the metal packaging products manufactured and distributed by BWAY and ICL. Principal products in this segment include paint cans, aerosol containers, ammunition boxes and other general line containers made from steel. Metal Packaging is a separate reportable segment of the Company with management, production facilities and manufacturing processes distinct from the Company’s Plastic Packaging Division.

Plastic Packaging. Plastic Packaging includes the plastics packaging products manufactured and distributed by NAMPAC and ICL. Principal products in this segment include open-head and tight-head pails and drums and other multi-purpose rigid industrial plastic packaging. Plastic Packaging is a separate reportable segment of the Company with management, production facilities and manufacturing processes distinct from the Company’s Metal Packaging segment.

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

The following sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
NET SALES
Metal packaging	$156,583	$162,626	$421,462	$422,061
Plastic packaging	117,426	106,906	313,510	284,118

CONSOLIDATED NET SALES	274,009	269,532	734,972	706,179

INCOME (LOSS) BEFORE INCOME TAXES
Metal packaging	24,035	22,724	54,422	57,797
Plastic packaging	13,945	15,920	32,338	36,804

SEGMENT EARNINGS	37,980	38,644	86,760	94,601

Corporate undistributed expense	4,611	23,239	12,222	28,639
Public offering expense	—	9,210	—	9,527
Depreciation and amortization (see below)	12,103	11,532	34,720	34,107
Restructuring charge (adjustment)	1,398	29	5,612	(135)
Interest expense, net	8,277	9,630	27,066	28,353
Other expense, net	363	369	485	956

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	$11,228	$(15,365)	$6,655	$(6,846)

DEPRECIATION AND AMORTIZATION
Metal packaging	$5,652	$5,700	$17,185	$16,818
Plastic packaging	5,918	5,666	16,570	16,442

Segment depreciation and amortization	11,570	11,366	33,755	33,260
Corporate depreciation and amortization	533	166	965	847

CONSOLIDATED DEPRECIATION AND AMORTIZATION	$12,103	$11,532	$34,720	$34,107

The following table sets forth total assets attributable to the Company’s business segments as of June 29, 2008 and September 30, 2007:

(Dollars in thousands)	June 29, 2008	September 30, 2007
TOTAL ASSETS
Metal packaging assets	$333,445	$335,197
Plastic packaging assets	321,253	326,626

Segment assets	654,698	661,823
Corporate	199,043	196,110

CONSOLIDATED TOTAL ASSETS	$853,741	$857,933

For the three and nine months ended June 29, 2008, approximately 90% of the Company’s net sales were in the United States, approximately 9% of the Company’s net sales were in Canada and the remaining 1% was to other foreign countries. For the three and nine months ended July 1, 2007, approximately 90% of the Company’s net sales were in the United States, approximately 9% of the Company’s net sales were in Canada and the remaining 1% was to other foreign countries.

For the three and nine months ended June 29, 2008, approximately 92% and 88% of the Company’s metal packaging segment net sales and plastics packaging segment net sales, respectively, were in the United States with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). For the three and nine months ended July 1, 2007, approximately 92% and 87% of the Company’s metal packaging segment net sales and plastics packaging segment net sales, respectively, were in the United States with the remainder for each primarily in Canada (non-Canadian foreign sales were less than 1.0%). Geographic net sales information is based on the destination of the shipments.

Long-lived assets located in Canada as of June 29, 2008 and September 30, 2007 were approximately $8.2 million and $5.8 million, respectively.

11.	COMPREHENSIVE INCOME (LOSS) INFORMATION

For the three and nine months ended June 29, 2008 and July 1, 2007, the Company’s comprehensive income (loss) was comprised of net income (loss) and adjustments for foreign currency translation.

Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$8,109	$(6,583)	$5,329	$(1,750)
Foreign currency translation adjustments	290	1,982	(576)	1,257

TOTAL COMPREHENSIVE INCOME (LOSS)	$8,399	$(4,601)	$4,753	$(493)

The components of accumulated other comprehensive income consisted of the following:

(Dollars in thousands)	Pension and Other Postretirement Items (net of tax)	Cumulative Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, September 30, 2007	$(659)	$3,037	$2,378
Change	—	(576)	(576)

BALANCE, JUNE 29, 2008	$(659)	$2,461	$1,802

12.	SUPPLEMENTAL GUARANTOR SUBSIDIARIES INFORMATION

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

(unaudited)

June 29, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
Assets
CURRENT ASSETS
Cash and cash equivalents	$16,167	$10,097	$5,353	$—	$31,617
Accounts receivable, net	69,479	46,236	11,515	—	127,230
Inventories	78,627	28,446	8,680	—	115,753
Income taxes receivable	33,826	(28,008)	646	—	6,464
Deferred tax assets	6,853	1,526	141	—	8,520
Other	6,096	812	364	—	7,272

TOTAL CURRENT ASSETS	211,048	59,109	26,699	—	296,856

PROPERTY, PLANT AND EQUIPMENT, NET	81,977	55,631	8,265	—	145,873

OTHER ASSETS
Goodwill	120,259	99,915	33,934	—	254,108
Other intangible assets, net	40,752	79,917	26,155	—	146,824
Deferred financing costs, net	6,495	—	970	—	7,465
Other	2,254	361	—	—	2,615
Investment in subsidiaries	274,879	26,090	—	(300,969)	—

TOTAL OTHER ASSETS	444,639	206,283	61,059	(300,969)	411,012

TOTAL ASSETS	$737,664	$321,023	$96,023	$(300,969)	$853,741

Liabilities and Stockholder’s Equity
CURRENT LIABILITIES
Accounts payable	$56,702	$58,056	$11,830	$—	$126,588
Accrued salaries and wages	5,987	4,860	1,155	—	12,002
Accrued interest	5,049	—	252	—	5,301
Accrued rebates	6,611	1,070	205	—	7,886
Current portion of long-term debt	2,104	—	558	—	2,662
Other	14,356	1,521	377	—	16,254

TOTAL CURRENT LIABILITIES	90,809	65,507	14,377	—	170,693

LONG-TERM DEBT	366,496	—	54,115	—	420,611

OTHER LIABILITIES
Deferred tax liabilities	24,332	43,235	793	—	68,360
Intercompany	63,865	(64,092)	227	—	—
Other	24,840	1,494	421	—	26,755

TOTAL OTHER LIABILITIES	113,037	(19,363)	1,441	—	95,115

TOTAL LIABILITIES	570,342	46,144	69,933	—	686,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	1	—	(1)	—
Additional paid-in capital	138,113	233,190	19,568	(252,758)	138,113
Retained earnings	27,407	41,715	4,026	(45,741)	27,407
Accumulated other comprehensive income	1,802	(27)	2,496	(2,469)	1,802

TOTAL STOCKHOLDER’S EQUITY	167,322	274,879	26,090	(300,969)	167,322

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$737,664	$321,023	$96,023	$(300,969)	$853,741

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Balance Sheet Information

(unaudited)

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

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Three Months Ended June 29, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$149,706	$103,839	$20,464	$—	$274,009

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	126,668	90,079	17,254	(71)	233,930
Depreciation and amortization	5,668	5,456	979	—	12,103
Selling and administrative expense	5,634	751	325	—	6,710
Restructuring charge	960	262	176	—	1,398
Interest expense, net	7,480	(2)	799	—	8,277
Other expense (income), net	201	(74)	165	71	363

TOTAL COSTS AND EXPENSES	146,611	96,472	19,698	—	262,781

INCOME BEFORE INCOME TAXES	3,095	7,367	766	—	11,228
Provision for income taxes	1,601	1,156	362	—	3,119
Equity in income of subsidiaries	6,615	404	—	(7,019)	—

NET INCOME	$8,109	$6,615	$404	$(7,019)	$8,109

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Three Months Ended July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$153,006	$93,425	$23,101	$—	$269,532

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	134,588	78,945	19,324	(178)	232,679
Depreciation and amortization	5,384	5,366	782	—	11,532
Selling and administrative expense	20,201	845	402	—	21,448
Public offering expense	9,210	—	—	—	9,210
Restructuring charge	29	—	—	—	29
Interest expense, net	8,769	(3)	864	—	9,630
Other expense (income), net	190	(148)	149	178	369

TOTAL COSTS AND EXPENSES	178,371	85,005	21,521	—	284,897

(LOSS) INCOME BEFORE INCOME TAXES	(25,365)	8,420	1,580	—	(15,365)
(Benefit from) provision for income taxes	(12,529)	3,224	523	—	(8,782)
Equity in income of subsidiaries	6,253	1,057	—	(7,310)	—

NET (LOSS) INCOME	$(6,583)	$6,253	$1,057	$(7,310)	$(6,583)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Nine Months Ended June 29, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$402,093	$275,486	$57,393	$—	$734,972

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	350,464	242,209	49,909	(399)	642,183
Depreciation and amortization	16,662	15,216	2,842	—	34,720
Selling and administrative expense	15,150	2,308	793	—	18,251
Restructuring adjustment	4,726	262	624	—	5,612
Interest expense, net	24,346	(7)	2,727	—	27,066
Other expense (income), net	430	(400)	56	399	485

TOTAL COSTS AND EXPENSES	411,778	259,588	56,951	—	728,317

(LOSS) INCOME BEFORE INCOME TAXES	(9,685)	15,898	442	—	6,655
(Benefit from) provision for income taxes	(2,839)	4,116	49	—	1,326
Equity in income of subsidiaries	12,175	393	—	(12,568)	—

NET INCOME	$5,329	$12,175	$393	$(12,568)	$5,329

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Operations Information

(unaudited)

Nine Months Ended July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET SALES	$401,712	$248,527	$55,940	$—	$706,179

COSTS AND EXPENSES
Cost of products sold (excluding depreciation and amortization)	346,770	215,899	46,143	(534)	608,278
Depreciation and amortization	16,430	15,557	2,120	—	34,107
Selling and administrative expense	28,344	2,250	1,345	—	31,939
Public offering expense	9,527	—	—	—	9,527
Restructuring adjustment	(135)	—	—	—	(135)
Interest expense, net	25,905	(3)	2,451	—	28,353
Other expense (income), net	819	(390)	(7)	534	956

TOTAL COSTS AND EXPENSES	427,660	233,313	52,052	—	713,025

(LOSS) INCOME BEFORE INCOME TAXES	(25,948)	15,214	3,888	—	(6,846)
(Benefit from) provision for income taxes	(13,053)	6,599	1,358	—	(5,096)
Equity in income of subsidiaries	11,145	2,530	—	(13,675)	—

NET (LOSS) INCOME	$(1,750)	$11,145	$2,530	$(13,675)	$(1,750)

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

(unaudited)

Nine Months Ended June 29, 2008

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13,522)	$20,439	$804	$—	$7,721

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,534)	(11,887)	(2,687)	—	(28,108)
Other	5	—	—	—	5

NET CASH USED IN INVESTING ACTIVITIES	(13,529)	(11,887)	(2,687)	—	(28,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(901)	—	(424)	—	(1,325)
Other	(173)	—	—	—	(173)

NET CASH USED IN FINANCING ACTIVITIES	(1,074)	—	(424)	—	(1,498)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	74	—	74

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,125)	8,552	(2,233)	—	(21,806)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,292	1,545	7,586	—	53,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,167	$10,097	$5,353	$—	$31,617

BWAY Corporation and Subsidiaries

Supplemental Condensed Consolidating Statement of Cash Flows Information

(unaudited)

Nine Months Ended July 1, 2007

(Dollars in thousands)	BWAY Corporation	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(19,418)	$7,577	$5,877	$—	$(5,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,715)	(8,075)	(1,298)	—	(18,088)
Business acquisitions	(23)	—	(5,991)	—	(6,014)
Other	76	—	—	—	76

NET CASH USED IN INVESTING ACTIVITIES	(8,662)	(8,075)	(7,289)	—	(24,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loan	(20,000)	—	(402)	—	(20,402)
Net borrowings under revolving credit facility	7,000	—	—	—	7,000
Proceeds from stock option exercise	2,839	—	—	—	2,839
Other	(229)	(24)	—	—	(253)

NET CASH USED IN FINANCING ACTIVITIES	(10,390)	(24)	(402)	—	(10,816)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(125)	—	(125)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,470)	(522)	(1,939)	—	(40,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,617	1,458	5,904	—	50,979

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,147	$936	$3,965	$—	$10,048

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net sales depend in large part on the varying economic and other conditions of the end-markets of our customers. Approximately one-third of our sales are to customers that package products for housing related markets, the largest of which is architectural paint and coatings. Our sales to these customers are affected by changes in those markets. Approximately two-thirds of our sales are to customers that serve a relatively broad range of products and markets, which have historically exhibited steady growth. Demand for our products may change due to changes in general economic conditions, the housing market, consumer confidence, weather, commodity prices, employment and personal income growth, each of which is beyond our control.

The current economic conditions affecting the home building and improvement sector and general economic conditions have negatively impacted our net sales.

Metal segment pricing is based on the cost of steel, coatings, inks, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Historically, we have adjusted selling prices in the metal packaging segment annually around the beginning of each calendar year primarily in conjunction with negotiated changes in raw material costs. However, as our steel suppliers have moved from annual pricing to more periodic pricing, either through price increases or surcharges, we have begun to adjust our selling prices more frequently in response to this change in the industry. Typically, the price of our manufactured metal segment products is higher for larger, more complex products.

Plastics segment pricing is based on the cost of resin, colorant, fittings, labeling, labor, rent, freight, utilities and operating supplies, volume, order size, length of production runs and competition. Generally, selling prices in the plastic packaging segment are periodically adjusted as the cost of resin fluctuates. Typically, the price of our manufactured plastic segment products is higher for larger, more complex products.

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

Our net sales are also impacted by the pass-through of price changes for steel and plastic resin as permitted in sales agreements with our customers. These sales agreements generally contain pass-through mechanisms by which we may recover raw material price increases, although the timing of the recovery may not coincide with when we incur the raw material cost and the amount of the recovery may not equal the increase in raw material costs.

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

Depreciation and amortization, which includes depreciation of property, plant and equipment and amortization of identifiable intangible assets. Depreciation expense is primarily driven by capital expenditures, offset by the reduction of assets that become fully depreciated and disposals of equipment. Depreciation expense may also be affected by additional depreciation due to the shortening of useful lives in association with restructuring plans. Amortization expense is primarily driven by the valuation of intangible assets resulting from acquisitions.

Restructuring charge (adjustment), which includes costs related to closing redundant facilities and eliminating redundant positions. Restructuring charges are typically driven by our initiatives to reduce our overall operating costs through consolidation or closure of facilities and headcount reductions and include severance and termination benefits, rent and other holding costs on vacated facilities and costs associated with the removal of equipment. Restructuring charge (adjustment) may also include pension withdrawal liabilities related to the termination of employees participating in multi-employer pension plans.

Selling and administrative expense, which includes salaries and incentive compensation for corporate and sales personnel, professional fees, insurance, stock-based compensation, rent, bad debt expense and other corporate administrative costs. The primary drivers for selling and administrative expense are wage increases, inflation, regulatory compliance, stock-based compensation, performance-based incentive compensation and legal, accounting and other professional fees.

Interest expense, net, which includes interest payments on our indebtedness. Changes in the average outstanding amount of net indebtedness and fluctuations in interest rates drive changes in these costs.

Other expense (income), net, which includes foreign currency transaction gains and losses, gains and losses on the disposition of property, plant and equipment, Kelso financial advisory fees (which were discontinued concurrent with the public offering in 2007) and other non-operating expenses.

Raw Materials

Raw materials for the metal segment include tinplate, blackplate and cold rolled steel, various fittings, coatings, inks and compounds. Historically, steel producers implemented annual price changes, generally at the beginning of the calendar year. However, as the cost to produce steel has become more volatile, our suppliers have begun to adjust their prices more frequently, either through price increases or surcharges. Over the last four years there has been consolidation in the steel industry, and as a result our steel raw material purchases have been concentrated with the largest suppliers. Over the past several years, steel pricing has increased more than historical levels due to increases in our steel producers’ cost of raw materials and strong global demand.

In the third quarter of 2008, certain steel producers imposed surcharges on negotiated prices in existing contracts. During the third quarter of 2008, we have passed such cost increases through to our customers.

Raw materials for the plastics segment include resin, colorant and fittings. Resin prices fluctuate periodically throughout the year, but have increased steadily over the past several years. We have generally been able to recover these raw material price increases through pass-through mechanisms in our sales agreements, although the timing of the recovery may not coincide with when we incur the raw material cost and the amount of the recovery may not equal the increase in raw material costs.

We have historically been able to procure sufficient quantities of steel and resin to meet our customers’ requirements even during periods of tightened supply. However, we cannot assure that we may be able to do so in the future.

To reduce our overall cost of raw materials, we may periodically purchase steel and resin on the spot market or purchase additional quantities in advance of price increases, each as may be available.

Overview

The following highlights changes in our results of operations for the three and nine months ended June 29, 2008 as compared to the three and nine months ended July 1, 2007. References to gross margin refer to net sales less cost of products sold (excluding depreciation and amortization).

•

Net sales increased $4.5 million (1.7%) and $28.8 million (4.1%) for the three and nine months ended June 29, 2008, respectively, and gross margin increased $3.2 million (8.8%) and decreased $5.1 million (5.2%) in the three and nine months ended June 29, 2008, respectively, as compared to the three and nine months ended July 1, 2007.

•

Metal segment gross margin increased 4.9% from $24.3 million and decreased 5.7% from $62.4 million in the three and nine months ended July 1, 2007, respectively, to $25.5 million and $58.8 million in the three and nine months ended June 29, 2008, respectively.

•

Plastic segment gross margin decreased 13.5% from $17.4 million and 12.3% from $40.4 million in the three and nine months ended July 1, 2007, respectively, to $15.0 million and $35.4 million in the three and nine months ended June 29, 2008, respectively.

•

The increase in net sales for the three and nine months ended June 29, 2008 compared to the three and nine months ended July 1, 2007 is primarily due to higher selling prices in response to increased raw material costs, partially offset by lower volume.

•

Gross margin as a percentage of net sales increased to 14.6% and decreased to 12.6% in the three and nine months ended June 29, 2008, respectively, from 13.7% and 13.9% in the three and nine months ended July 1, 2007, respectively. The increase for the three months ended June 29, 2008 is primarily due to the increase in selling prices relative to higher resin and steel costs and a favorable mix of products sold, partially offset by higher spending. The decrease for the nine months ended June 29, 2008 is primarily due to higher selling prices relative to higher resin and steel costs, partially offset by an unfavorable mix of products sold, higher spending and lower productivity.

•

Corporate undistributed expense included in cost of products sold and selling and administrative expense included approximately $0.4 million and $1.3 million, respectively, in the three months ended June 29, 2008, and $1.4 million and $3.9 million, respectively, in the nine months ended June 29, 2008 in non-cash stock-based compensation expense related to certain stock options with performance-based vesting criteria modified in the third quarter of 2007 related to the initial public offering.

•

In the three and nine months ended June 29, 2008, corporate undistributed expense included a $1.0 million adjustment related to a change in our estimate of allowance for doubtful accounts resulting from improved collection efforts.

Results of Operations

Our operations are organized and reviewed by management along our product lines in two reportable segments, Metal Packaging and Plastic Packaging. For a discussion of our business segments, see Note 10, Business Segments, in Notes to Consolidated Financial Statements, included in Item 1.

The following table set forth changes in the Company’s statements of operations and presents line items as a percentage of net sales for the three months ended June 29, 2008 and July 1, 2007.

	Three Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
Net sales	$274,009	$269,532	$4,477	1.7%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	233,930	232,679	1,251	0.5	85.4	86.3

Gross margin (excluding depreciation and amortization)	40,079	36,853	3,226	8.8	14.6	13.7

Depreciation and amortization	12,103	11,532	571	5.0	4.4	4.3
Selling and administrative expense	6,710	21,448	(14,738)	(68.7)	2.4	8.0
Public offering expense	—	9,210	(9,210)	(100.0)	0.0	3.4
Restructuring charge	1,398	29	1,369	NM	0.5	0.0
Interest expense, net	8,277	9,630	(1,353)	(14.0)	3.0	3.6
Other expense, net	363	369	(6)	(1.6)	0.1	0.1
Income (loss) before income taxes	11,228	(15,365)	26,593	NM	4.1	(5.7)
Provision for (benefit from) income taxes	3,119	(8,782)	11,901	NM	1.1	(3.3)

Net income (loss)	$8,109	$(6,583)	$14,692	NM	3.0%	(2.4)%

NM—NOT MEANINGFUL

The following table set forth changes in the Company’s statements of operations and presents line items as a percentage of net sales for the nine months ended June 29, 2008 and July 1, 2007.

	Nine Months Ended		Change		As a % of Net Sales
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
Net sales	$734,972	$706,179	$28,793	4.1%	100.0%	100.0%
Cost of products sold (excluding depreciation and amortization)	642,183	608,278	33,905	5.6	87.4	86.1

Gross margin (excluding depreciation and amortization)	92,789	97,901	(5,112)	(5.2)	12.6	13.9

Depreciation and amortization	34,720	34,107	613	1.8	4.7	4.8
Selling and administrative expense	18,251	31,939	(13,688)	(42.9)	2.5	4.5
Public offering expense	—	9,527	(9,527)	(100.0)	0.0	1.3
Restructuring charge (adjustment)	5,612	(135)	5,747	NM	0.8	0.0
Interest expense, net	27,066	28,353	(1,287)	(4.5)	3.7	4.0
Other expense, net	485	956	(471)	(49.3)	0.1	0.1
Income (loss) before income taxes	6,655	(6,846)	13,501	NM	0.9	(1.0)
Provision for (benefit from) income taxes	1,326	(5,096)	6,422	NM	0.2	(0.7)

Net income (loss)	$5,329	$(1,750)	$7,079	NM	0.7%	(0.2)%

NM—NOT MEANINGFUL

Net Sales

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
NET SALES BY SEGMENT
Metal packaging	$156,583	$162,626	$(6,043)	(3.7)%	57.1%	60.3%
Plastic packaging	117,426	106,906	10,520	9.8	42.9	39.7

CONSOLIDATED NET SALES	$274,009	$269,532	$4,477	1.7%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
NET SALES BY SEGMENT
Metal packaging	$421,462	$422,061	$(599)	(0.1)%	57.3%	59.8%
Plastic packaging	313,510	284,118	29,392	10.3	42.7	40.2

CONSOLIDATED NET SALES	$734,972	$706,179	$28,793	4.1%	100.0%	100.0%

Metal packaging segment net sales declined in the third quarter of 2008 compared to the third quarter of 2007 as selling price increases that were implemented in response to our higher raw material costs were offset by lower volumes of certain products. Overall volume decreased primarily due to lower volumes in paint and aerosol, partially offset by higher volumes in specialty containers. Demand for architectural paint and coatings, the largest end use market segment for the Company’s metal packaging containers, remained weak during the quarter due to continued weakness in the home construction and improvement sector and in the overall general economy.

The decrease in metal packaging segment net sales in the first nine months of 2008 compared to the first nine months of 2007 is a result of lower volumes of certain products, partially offset by higher selling prices resulting from the pass-through of increases in raw material costs.

The increase in plastics packaging segment net sales in the third quarter of 2008 compared to the third quarter of 2007 is attributable to higher selling prices resulting from the pass-through of increases in raw material costs.

The increase in plastics packaging segment net sales in the first nine months of 2008 compared to the first nine months of 2007 is attributable to higher selling prices resulting from the pass-through of increases in raw material costs and increased volumes.

Cost of Products Sold (excluding depreciation and amortization)

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$131,064	$138,296	$(7,232)	(5.2)%	56.0%	59.4%
Plastic packaging	102,407	89,534	12,873	14.4	43.8	38.5

Segment CPS	233,471	227,830	5,641	2.5	99.8	97.9
Corporate undistributed expense	459	4,849	(4,390)	NM	0.2	2.1

CONSOLIDATED CPS	$233,930	$232,679	$1,251	0.5%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
COST OF PRODUCTS SOLD BY SEGMENT (excluding depreciation and amortization)
Metal packaging	$362,663	$359,697	$2,966	0.8%	56.5%	59.1%
Plastic packaging	278,094	243,714	34,380	14.1	43.3	40.1

Segment CPS	640,757	603,411	37,346	6.2	99.8	99.2
Corporate undistributed expense	1,426	4,867	(3,441)	NM	0.2	0.8

CONSOLIDATED CPS	$642,183	$608,278	$33,905	5.6%	100.0%	100.0%

Metal packaging segment cost of products sold, excluding depreciation and amortization, (“CPS”) decreased in the third quarter of 2008 compared to the third quarter of 2007 due primarily to lower volume and higher productivity, partially offset by higher raw material costs. Metal packaging segment CPS increased in the first nine months of 2008 compared to the first nine months of 2007 due primarily to higher raw material costs and lower productivity, partially offset by lower volumes.

Metal packaging segment CPS as a percentage of segment net sales decreased to 83.7% in the third quarter of 2008 from 85.0% in the third quarter of 2007 and increased to 86.0% in the first nine months of 2008 from 85.2% in the first nine months of 2007. The decrease in metal packaging segment CPS as a percentage of net sales in the third quarter of 2008 was affected by higher selling prices resulting from the pass-through of higher steel costs. The increase in metal packaging segment CPS as a percentage of net sales in the first nine months of 2008 was negatively affected by higher material costs, lower volume and an unfavorable customer mix driven by weakness in the home construction and improvement sector and in the overall general economy.

In third quarter of 2008 compared to the third quarter of 2007, plastic packaging segment CPS increased primarily due to higher raw material costs and lower productivity, partially offset by lower sales volume. In the first nine months of 2008 compared to the first nine months of 2007, plastic packaging CPS increased as a result of higher sales volume, higher resin costs and lower productivity.

Plastic packaging segment CPS as a percentage of segment net sales increased to 87.2% in the third quarter of 2008 from 83.8% in the third quarter of fiscal 2007 and to 88.7% in the first nine months of 2008 from 85.2% in the first nine months of 2007 primarily as a result of higher raw material costs relative to selling price pass-through and lower productivity.

Corporate undistributed expense for the third quarter and first nine months of 2008 consists primarily of stock-based compensation. Corporate undistributed expense for the third quarter and first nine months of 2007 includes approximately $4.3 million in expenses associated with the public offering. See Note 8, Stock-Based Compensation, in Notes to Consolidated Financial Statements in Item 1.

Depreciation and Amortization

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$5,652	$5,700	$(48)	(0.8)%	46.7%	49.4%
Plastic packaging	5,918	5,666	252	4.4	48.9	49.1

Segment D&A	11,570	11,366	204	1.8	95.6	98.6
Corporate undistributed expense	533	166	367	NM	4.4	1.4

CONSOLIDATED D&A	$12,103	$11,532	$571	5.0%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
DEPRECIATION AND AMORTIZATION BY SEGMENT
Metal packaging	$17,185	$16,818	$367	2.2%	49.5%	49.3%
Plastic packaging	16,570	16,442	128	0.8	47.7	48.2

Segment D&A	33,755	33,260	495	1.5	97.2	97.5
Corporate undistributed expense	965	847	118	13.9	2.8	2.5

CONSOLIDATED D&A	$34,720	$34,107	$613	1.8%	100.0%	100.0%

Metal packaging segment depreciation and amortization expense (“D&A”) in the third quarter and first nine months of 2008 include approximately $0.4 million and $0.9 million, respectively, of additional depreciation related to the planned closure of our Franklin Park facility. Plastic packaging segment D&A in the third quarter and first nine months of 2008 included $0.4 million of additional depreciation related to the planned closure of our Cleveland facility. For further information on these closures, see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements, included in Item 1. Amortization expense was relatively unchanged in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007.

Selling and Administrative Expense

	Three Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$1,484	$1,606	$(122)	(7.6)%	22.2%	7.5%
Plastic packaging	1,074	1,452	(378)	(26.0)	16.0	6.8

Segment S&A	2,558	3,058	(500)	(16.4)	38.2	14.3
Corporate undistributed expense	4,152	18,390	(14,238)	(77.4)	61.8	85.7

CONSOLIDATED S&A	$6,710	$21,448	$(14,738)	(68.7)%	100.0%	100.0%

	Nine Months Ended		Change		As a % of the Total
(Dollars in thousands)	June 29, 2008	July 1, 2007	$	%	June 29, 2008	July 1, 2007
SELLING AND ADMINISTRATIVE EXPENSE BY SEGMENT
Metal packaging	$4,377	$4,567	$(190)	(4.2)%	24.0%	14.3%
Plastic packaging	3,078	3,600	(522)	(14.5)	16.9	11.3

Segment S&A	7,455	8,167	(712)	(8.7)	40.9	25.6
Corporate undistributed expense	10,796	23,772	(12,976)	(54.6)	59.1	74.4

CONSOLIDATED S&A	$18,251	$31,939	$(13,688)	(42.9)%	100.0%	100.0%

Segment selling and administrative expense (“S&A”) decreased in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 primarily due to lower spending and a decrease in bonus expense.

Corporate undistributed expense in the third quarter and first nine months of 2007 included approximately $8.0 million of an initial public offering management bonus and approximately $8.1 million of stock-based compensation expense associated with accelerated vesting of certain stock options and modified vesting of certain other stock options.

Stock-based compensation included in corporate undistributed expense in the third quarter and first nine months of 2008 was approximately $1.3 million and $3.9 million, respectively, primarily due to the modification of certain stock options in the third quarter of 2007 (see Note 8, Stock-based Compensation, in Notes to Consolidated Financial Statements, included in Item 1).

The decrease in Corporate undistributed expense in the first nine months of 2008 compared to the first nine months of 2007 was also affected by a $1.0 million adjustment related to a change to our estimate of allowance for doubtful accounts resulting from improved collection efforts, partially offset by a $0.4 million favorable adjustment to bad debt expense in the first quarter of 2007.

Excluding the above items, corporate undistributed S&A increased approximately $0.6 million and $0.2 million in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007, respectively, primarily due to higher professional fees and other expenses, partially offset by lower bonus expense.

Public Offering Expenses

In the third quarter of 2007, BWAY Holding completed an initial public offering of its common stock (see Note 1, General, in Notes to Consolidated Financial Statements, included in Item 1). We incurred approximately $9.5 million in expenses in the first nine months of 2007 related to the offering. There were no comparable expenses in 2008.

Restructuring Charge (Adjustment)

In the third quarter and first nine months of 2008, we recorded approximately $0.9 million and $4.8 million, respectively, in expenses related to the planned closure of our Franklin Park and Cleveland facilities and the elimination of certain redundant positions. We expect to record approximately $4.6 million in the fourth quarter related to these closures (see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements, included in Item 1).

In addition to these restructuring charges in the third quarter and first nine months of 2008, we recorded additional depreciation related to the shortened useful lives of certain assets. See a discussion of additional depreciation above in our discussion of D&A.

Interest and Taxes

Interest Expense, Net. Interest expense, net, decreased approximately $1.4 million and $1.3 million in the third quarter and first nine months of 2008, respectively, from the comparable periods of 2007 primarily due to lower interest rates and a decrease in average debt outstanding.

Provision For (Benefit From) Income Taxes. The provision for income taxes in the third quarter of 2008 was $3.1 million for an effective tax rate of 27.8% and the provision for income taxes in the first nine months of 2008 was $1.3 million for an effective tax rate of 19.9%. The decrease in the effective income tax rate in the third quarter and first nine months of 2008 is due to a reduction in tax rates in Canada, a favorable resolution of a foreign tax assessment, utilization of foreign tax credits, favorable adjustments to deferred tax items and an increase in the benefit from the domestic manufacturing deduction.

The benefit from income taxes and effective tax rate in the third quarter and first nine months of 2007 was impacted by the loss before income taxes, which included approximately $29.3 million in expenses associated with the public offering, a portion of which were not deductible.

Liquidity and Capital Resources

Our primary sources of liquidity are internally generated cash flows and revolver borrowings.

During the first nine months of 2008, cash and cash equivalents decreased $21.8 million to $31.6 million primarily due to a $28.0 million increase in primary working capital (accounts receivable plus inventories less accounts payable).

During the first nine months of 2007, cash and cash equivalents decreased $40.9 million to $51.0 million primarily due to a $25.1 million increase in primary working capital and a $20.0 million voluntary prepayment on the US Term Loan.

Changes in working capital experienced in the first nine months of 2008 are not necessarily indicative of changes that should be expected for the entire fiscal year. Historically, cash decreases and primary working capital increases in the first nine months of the fiscal year and the Company generates cash in the last quarter of the fiscal year due to higher earnings and reductions in primary working capital.

Long-term debt outstanding, including the current portion, decreased $2.3 million to $423.3 million as of June 29, 2008 from $425.6 million as of September 30, 2007. The decrease in long-term debt is primarily due to scheduled principal repayments and changes in the exchange rate used to translate Canadian dollar denominated debt to U.S. dollars for reporting purposes. Our Canadian dollar denominated debt is serviced by our Canadian operations, which are denominated in Canadian dollars and, as such, cash flows servicing the debt are not affected by the exchange rate.

As of June 29, 2008, we had $43.6 million in revolving credit available to us and our U.S. subsidiaries, net of $6.4 million in standby letters of credit, and we had $4.8 million in revolving credit available to our Canadian subsidiary, net of $0.2 million in standby letters of credit. Standby letters of credit reduce available borrowings. We believe we have sufficient borrowing capacity under our credit facility to provide adequate resources to meet any short-term cash shortfalls, which may result from the timing of operating cash flows. However, we may be limited by our credit agreement to provide funds to our Canadian subsidiary if its revolver is insufficient.

Interest rates on our term loan borrowings are variable. The weighted-average interest rate on variable rate borrowings outstanding as of June 29, 2008 and July 1, 2007 was approximately 4.7% and 7.0%, respectively. The decrease in the interest rate is due to a decrease in the underlying base rate since our rate margins have not changed. We are exposed to increases in interest rates in the U.S. and Canada. See “Market Risk” below.

The credit agreement governing our U.S. Term Loan, U.S. Revolver, Canadian Term Loan and Canadian Revolver requires that for the twelve months ended June 29, 2008 we maintain a minimum Consolidated Interest Coverage Ratio of 2.95, and that we not exceed a maximum Consolidated Total Leverage Ratio of 4.30. For the twelve months ending December 31, 2008 and thereafter, the minimum Consolidated Interest Coverage Ratio increases to 3.05 and for the twelve months ending September 30, 2008, the maximum Consolidated Total Leverage Ratio decreases to 4.05. As of June 29, 2008, we were in compliance with these covenants.

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

Cash flows and changes in cash and cash equivalents consisted of:

	Nine Months Ended		Change
(Dollars in thousands)	June 29, 2008	July 1, 2007
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,721	$(5,964)	$13,685
NET CASH USED IN INVESTING ACTIVITIES	(28,103)	(24,026)	(4,077)
NET CASH USED IN FINANCING ACTIVITIES	(1,498)	(10,816)	$9,318

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,617	$10,048

Net cash provided by operating activities increased $13.7 million in the first nine months of 2008 compared to net cash used in operating activities in the first nine months of 2007. The change in net cash provided by operating activities in the first nine months of 2008 from net cash used in operating activities in the first nine months of 2007 is primarily a result of $20.1 million in initial public offering expenditures in the third quarter of 2007.

Net cash used in investing activities increased $4.1 million in the first nine months of 2008 compared to the first nine months of 2007 due to an increase in capital expenditures of approximately $10.0 million, partially offset by the use of approximately $6.0 million in the first nine months of 2007 for the Vulcan Acquisition. We expect capital expenditures in 2008 to be in the range of $33.0 million to $35.0 million, which is higher than our historical levels. Capital expenditures increased in 2008 in order to complete capital investments related to machinery and equipment for the production of new plastic containers developed in 2007 and for machinery and equipment for the production of aerosol components.

Net cash used in financing activities decreased $9.3 million in the first nine months of 2008 compared to the first nine months of 2007, which included a $20.0 million voluntary repayment on the U.S. Term Loan partially offset by revolver borrowings and approximately $2.8 million received related to the exercise of stock options. Repayments on the Term Loans in the first nine months of 2008 include scheduled repayments under the credit agreement.

The Senior Notes and the Credit Facility are more fully discussed in Note 4, Long-Term Debt, in Notes to Consolidated Financial Statements, included in Item 1.

The indenture to the Senior Notes and the credit agreement related to the Credit Facility each contain covenants that, among other things, limit our ability (and the ability of some or all of our subsidiaries) to incur additional debt, pay dividends or distributions on our capital stock or to repurchase our capital stock, make certain investments, create liens on our assets to secure debt, engage in transactions with affiliates, merge or consolidate with another company and transfer and sell assets. These covenants are subject to a number of important limitations and exceptions. As of June 29, 2008, we were in compliance with all applicable covenants contained in each of the indenture and the credit agreement related to the Senior Notes and the Credit Facility, respectively.

Market Risk

Our cash flows and earnings are exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. Credit facility borrowings bear interest at an applicable margin (based on certain ratios contained in the credit agreement) plus a market rate of interest. As of June 29, 2008, we had borrowings of $223.3 million that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would reduce quarterly pretax earnings by approximately $0.6 million.

The fair value of the Senior Notes is exposed to the market risk of interest rate changes. A 100 basis point increase in interest rates would decrease the market value of the Senior Notes by approximately $4.0 million.

Foreign Exchange

Our reported results of operations are exposed to fluctuations of the Canadian dollar against the U.S. dollar, our reporting currency. For the third quarter and first nine months ended June 29, 2008 and July 1, 2007, approximately 9% of net sales were denominated in Canadian dollars. Excluding purchases denominated in Canadian dollars that are funded through operations in Canada, other purchases from foreign suppliers in transactions not denominated in U.S. dollars are not significant, and we do not believe we are exposed to a significant market risk of exchange rate changes related to such purchases.

Commodity Risk

We are exposed to commodity price and quantity risks for steel and plastic resin, the principal raw materials used in our manufacturing processes. We are also exposed to fluctuations in the price of energy, primarily electricity and natural gas, and the cost of freight, which is impacted by fluctuations in the price of fuel. We purchase all of our raw materials and energy from external sources.

We manage these risks by consolidating our purchases among a select group of suppliers and, as discussed below, through certain cost change pass through mechanisms in our sales agreements. The consolidation of suppliers enables us to use leverage in negotiating pricing and supply. However, an interruption in the ability of these suppliers to provide raw materials could have a material adverse effect on our financial position, results of operations and cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, and global demand.

The price of raw materials has been subject to volatility in the past, and we do not foresee stabilization in these markets in the near future. Historically, we have been able to pass certain cost changes through to our customers. However, we may not be able to do so in the future.

In addition to steel and plastic resin, the prices of other items used in our manufacturing processes are exposed to commodity price risks, and we have experienced increases in the cost of these items above expected trends. Historically, we have not passed these price increases through to our customers. However, given the unprecedented increase in the cost of these other inputs, we are evaluating the impact of increasing our selling prices to compensate for these higher costs.

To the extent we are not able to leverage our purchasing power in the future as successfully as we have in the past, we may not be able to increase the selling price of our products to reflect increases in the costs of raw materials, or if we experience any interruptions or shortages in the supply of raw materials, our operating margins could be adversely affected. In addition, our manufacturing operations are dependent on the availability of natural gas and electricity. In certain cases, these energy sources may become difficult to obtain on acceptable terms due to external factors, or may only be available at a substantially increased cost, which could increase our operating costs or interrupt our ability to produce our products.

For an additional discussion of changes in steel and plastic resin costs and their impact on selling prices, see “Factors Affecting Our Results of Operations” above.

Critical Accounting Policies

For a summary of our critical accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of the Annual Report. Other than as a result of the adoption of FIN 48, our critical accounting policies have not changed since September 30, 2007 (see “Recently Adopted Accounting Standards” in Note 1, General, in Notes to Consolidated Financial Statements, included in Item 1).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We expect to pay approximately $3.4 million related to a multi-employer pension withdrawal liability associated with the closure of our Franklin Park facility (see Note 6, Restructuring and Reorganization Liabilities, in Notes to Consolidated Financial Statements, included in Item 1). We estimate that the liability will be paid over no less than five years with annual payments beginning in the third quarter of 2009. The exact amount of the liability will be determined following the end of the plan year in which the last covered employee is terminated.

For a summary of our other significant contractual obligations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments” of the Annual Report. The nature of the obligations presented in the Annual Report has not materially changed since September 30, 2007.

As of June 29, 2008, a bank had issued standby letters of credit on our behalf in the aggregate amount of $6.6 million primarily in favor of our workers’ compensation insurers.

Environmental Matters

For a discussion of contingencies related to environmental matters, see “Environmental Matters” in Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements, included in Item 1.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that as of June 29, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the issuer’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes occurred during the quarter ended June 29, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that the outcome of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We had an accrued liability of approximately $0.6 million and $0.4 as of June 29, 2008 and September 30, 2007, respectively, related to pending litigation matters, other than as discussed below.

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

On March 18, 2008, the Wisconsin Supreme Court granted Plaintiff’s Petition for Review. On April 15, 2008, Plaintiff filed his Brief of Plaintiff-Appellant-Petitioner. Defendants’-Respondents’ Brief in Opposition to Plaintiff’s Brief was filed on May 21, 2008. The Wisconsin Supreme Court has granted oral argument, and oral argument is scheduled to be held on September 10, 2008. The Court will issue a ruling after oral argument. However, it is unclear how long after oral argument the Wisconsin Supreme Court will issue its ruling.

Subsequent Wisconsin Personal Injury Lawsuits

As to the other Wisconsin personal injury lawsuits previously disclosed, Plaintiffs agreed to dismiss without prejudice all remaining personal injury cases except for the following: Burton, Clark, Gibson, Godoy and B. Stokes. With respect to these remaining cases, Plaintiffs have agreed to stay these cases pending a ruling by the Wisconsin Supreme Court in the Godoy case referenced above.

Public Nuisance Ohio Lawsuits

The Columbus case, previously disclosed, was dismissed with prejudice on March 28, 2008.

With respect to the State of Ohio case, previously disclosed, Plaintiff State of Ohio filed a motion to remand this case back to state court on February 27, 2008. Defendant Atlantic Richfield Company filed a Memorandum in Opposition to Plaintiff’s Motion to Remand on May 15, 2008. The other defendants filed a Joinder in Defendant Atlantic Richfield Company’s Memorandum in Opposition to Plaintiff’s Motion to Remand on May 15, 2008. Plaintiff filed its Reply Brief in Support of its Motion to Remand on June 17, 2008. On June 20, 2008, Atlantic Richfield Company filed a Motion for Leave to File Supplemental Response to New Matter in Plaintiff’s Reply Brief in Support of Motion to Remand. The Court issued an Order on June 23, 2008 granting Defendant Atlantic Richfield Company leave to file a Supplemental Response to New Matter in Plaintiff’s Reply Brief in Support of Motion to Remand. The magistrate judge has scheduled oral argument on Plaintiffs’ Motion to Remand to take place on August 25, 2008. It is unclear how long after oral argument the magistrate judge will take to issue a ruling on Plaintiff’s Motion to Remand.

As of June 29, 2008 and September 30, 2007, we had accrued approximately $0.2 million in legal fees and expenses related to the lead paint litigation matter discussed in the Annual Report.

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

BWAY Holding Company
(Registrant)

Date: August 13, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

BWAY Corporation
(Registrant)

Date: August 13, 2008	By:	/s/ Kenneth M. Roessler
Kenneth M. Roessler
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	By:	/s/ Kevin C. Kern
Kevin C. Kern
Vice President, Administration and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)